Form 10-K405
period 1999-12-31
EGREETINGS NETWORK INC
filed 2000-03-30
CIK 1083992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 005-57829

                            EGREETINGS NETWORK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        94-3207092
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                           149 NEW MONTGOMERY STREET
                            SAN FRANCISCO, CA 94105
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 375-4100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2000, there were 34,983,867 shares of Common Stock outstanding.

     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $123,062,000 based upon the closing price of the Common Stock on January 31, 2000 on the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Report.

     As used herein, the terms "Company," "we" and "us," unless otherwise indicated or the context requires, mean Egreetings Network, Inc. "E-greetings(R)" is our registered trademark and service mark and "Egreetings(TM)" is our trademark. This report may also contain other of our trademarks, service marks and logos, including "Egreetings," "Egreetings.com," "Perfect Memory," "There's no better way to say it" and the "E in a bubble" logo. All other trademarks, trade names or service marks used in this report are the property of their respective owners. The information on our Web site is not part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following report contains forward-looking statements that involve risks and uncertainties that are based on our current expectations about our company and our industry. We make such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described in this report and under Item 7 and "Risk Factors." Actual results may differ materially from those projected, anticipated or indicated in any forward-looking statements. In this report, we use the words "anticipates," "believes," "intends," "future," "could," "plan" and similar words and expressions referencing future events, conditions or circumstances to identify forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to our strategy, the launch of new services on our Web site, the rearchitecture of our Web site, our market opportunities, the ability to meet revenue-generating milestones with our current partners, the anticipated use of proceeds from our recent offering, our anticipated advertising revenues, our ability to attract and retain distribution partners, our ability to attract and retain quality e-commerce partners and generate revenues from such partnerships, our competitive position, our ability to continue to license and develop high quality content, our management's discussion and analysis of our financial condition and results of operations. The section entitled "Risk Factors" appearing in this report describes those factors that we currently consider material and that could cause these differences. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included in this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Egreetings Network, Inc. offers consumers and businesses a convenient and simple, integrated solution to selecting and sending online cards, gifts and invitations. Our Web site, www.egreetings.com, offers over 7,000 online cards incorporating graphics, animations and music, that consumers can select, personalize and send free-of-charge for personal and business occasions. Our Web site is also merchandised with a wide selection of gifts and digital gift certificates that consumers can select and arrange to send at the same time they send an online card. Our Egreetings Invites service also allows our consumers to organize and manage personal and business events online. Finally, on behalf of our business customers we provide business-to-business services, including the creation and distribution of customized, media-rich communication products to their employees, customers and partners and licensing our software platform to partner Web sites who wish to tap into the potential for viral marketing of online cards.

     We make our Web site and online cards available without charge to consumers and generate revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising and direct marketing. Consumers and businesses use our Web site to communicate on personal and business occasions, enabling our advertisers and e-commerce partners to effectively reach online consumers likely to be receptive to their advertising messages, product offerings and promotions related to the specific occasions. Businesses also purchase our direct mail services and other communications services to more effectively reach their own employees, customers and business partners. Our internal records indicate that in December 1999, our Web site was visited approximately 21 million times, visitors to our Web site viewed approximately 184 million Web pages and customers used our service to send approximately 10 million online cards.

PRODUCTS AND SERVICES

     We are a leading provider of online cards, offering consumers and businesses an integrated approach to communications and gift giving. Our easy-to-use Web site allows users to send personalized, content-rich online cards and a wide variety of gifts. We also provide advertisers and e-commerce partners with access to a large and readily targeted group of consumers.

     Communications Service. We enable individuals and businesses to convey personal, business and occasion-related communications in a creative, entertaining and personalized manner. Through compelling content and robust technology, our Web site allows consumers to create personalized multimedia messages free of charge. Through these enhanced electronic messages, which include postcards, animated greetings and multimedia cards, consumers can more vividly express their sentiments, emotions and personalities than is possible with paper-based products or conventional text-based email. We license many popular properties for our online cards and also develop compelling content through our in-house creative team. Businesses also utilize our unique multimedia online cards for direct communications campaigns, which can be custom-made for their content and messages, to communicate more dynamically with their employees, customers and business partners. We have also entered into a strategic co-branding and linking agreement with TimeDance, Inc. to provide the Egreetings Invites service, enabling our consumer and business users to send e-mail invitations and manage events online and free of charge.

     Gift-Giving Service. Our service eliminates the inconvenience associated with traditional retail gift stores. Our Web site offers a variety of online cards that are grouped into "channels" such as holidays, life events and particular interests, as well as a selection of appropriate gifts that consumers can choose to send to a recipient. Our channel format not only allows a consumer or business user to quickly locate and customize an appropriate communication, but also allows us to offer gift ideas targeted to a consumer's channel selection. In March 2000, we launched our digital gift certificate services attachable to our online cards. The service is now available with our current e-commerce partners and we plan on expanding this offering to other online retailers. Our services streamline the gift sending process and provides a more convenient way to acknowledge occasions and maintain relationships than is possible through retail stores and many other Web sites.

     Targeted Online Opportunities for Advertisers and E-commerce Partners. We enable advertisers and e-commerce partners to deliver their messages and promote their products to a large and diverse group of consumers on a highly targeted basis. Our integration of communications and gift-giving services in one Web site provides these partners with access to consumers at a time when they may be acknowledging an occasion and are therefore likely to be receptive to specific advertising and relevant gift ideas. As of December 31, 1999, we had compiled demographic and psychographic information on more than 9.2 million registered members. Through their registration and their selection of specific online cards and gifts, members provide us with valuable demographic and psychographic data. We use this data to help advertisers and e-commerce partners selectively target appropriate aggregate consumer subsets from our rapidly growing base of registered members and recipients through strategically placed advertisements and product offerings in specific content channels and through direct marketing campaigns.

     Viral Marketing. Our extensive content selection combined with our technology platform provides a vehicle through which advertisers, sponsors and e-commerce partners can increase brand awareness and expand their online presence. Online cards, music and animations containing sponsorships, product descriptions or pictures can be incorporated into relevant channels of our Web site. Once made available for consumers to personalize and send, they help advertisers establish and build brand images with senders and recipients of the online cards. As a result, our online cards not only enable existing advertising and product content to be more fully utilized, but also allow advertisers and sponsors to more effectively utilize the engaging, interactive and dynamic nature of the Web. Our service and software platform is also licensed to other online companies who wish to tap into the efficient viral marketing potential of our offering. Examples of some of our partners who have used our service to leverage their brand in this way include the National Football League, the movie studios New Line Cinema and Paramount Pictures in connection with the release of the films "Austin Powers: The Spy Who Shagged Me" and "Stuart Little" and The RCA Records Label in connection with the release of Christina Aguilera's single "What a Girl Wants."

ONLINE CARD AND GIFT CONTENT ON OUR WEB SITE

  Content Acquisition and Creation

     As of December 31, 1999, our content library included over 7,000 online cards. Of these greetings, approximately 21% were produced and owned by us, approximately 49% were wholly produced by us but contained content licensed from third parties and approximately 30% were created and owned by third parties. Currently, we have 25 employees dedicated to the creation and acquisition of content; 21 are producers, artists and sound designers focused on creating original content and four are responsible for content acquisition.

     Our content acquisition group identifies prospective content partners, negotiates licensing arrangements, integrates content on our Web site and manages ongoing content partners relationships. We acquire content from a variety of sources, including traditional greeting card publishers, entertainment and music companies, sports organizations and recognized independent artists. Our traditional greeting card publishing partners include Gibson Greetings, Allport Editions, Ward One, Snafu Designs, Inc. and Portal. We also have licensed content from entertainment companies such as New Line Cinema, Paramount Pictures, Sony TriStar, Fox, Miramax Films, Universal Studios, BMG Entertainment and United Media. In November 1999, we entered into a two-year content agreement with the National Broadcasting Company, Inc. pursuant to which we have the right to create and distribute online cards for a minimum of five NBC television programs for each six-month television season.

     The majority of our third-party content is obtained pursuant to exclusive licensing arrangements and promotional partnerships. Under our standard contracts, the licensor grants us an exclusive right to reproduce and distribute the licensed property in connection with online cards and in exchange we pay royalties. We also enter into promotional arrangements pursuant to which a third party provides us with content at no cost in exchange for promotional opportunities on our Web site. In addition, in some cases, a third party will pay us to create and promote the use of online cards utilizing its content.

  Our Relationship with Gibson Greetings, Inc.

     In December 1997, we entered into a content distribution agreement with Gibson Greetings, Inc. ("Gibson"), the third largest producer of paper-based greeting cards in the United States. Pursuant to this five-year agreement, we have the exclusive right, other than Gibson itself, to distribute Gibson's content in the form of online cards. In exchange for this right, we pay Gibson a royalty based on the number of online cards containing Gibson content that are sent by our customers. We paid Gibson royalties of $504,000 and $112,000 for the years ended December 31, 1999 and 1998, respectively, pursuant to this agreement. Historically, Gibson also provided us with access to expertise with respect to the marketing of content, introductions to entertainment companies and artists that we might not otherwise have had at the time. Gibson may terminate our rights to exclusivity if our consumers do not send at least approximately 2.8 million online cards via our Web site in each month during the term of the agreement and if this minimum delivery requirement is not exceeded in any of the three months following the month in which the shortfall occurred. In addition, this agreement could be terminated by either party prior to December 2002 if the other party breaches a material obligation under the agreement or by us if Gibson is acquired by one of our competitors, including American Greetings or Hallmark.

     In addition to our content provider and distribution relationship with Gibson, as of December 31, 1999, Gibson owned approximately 19.6% of our outstanding Common Stock, subject to a repurchase right if Gibson is acquired by a competitor, which as defined in the agreement, includes American Greetings. In March 2000, American Greetings completed the acquisition of Gibson by the merger of a wholly owned acquisition subsidiary with and into Gibson, with Gibson as the surviving corporation. With this acquisition, ownership of these shares of our Common Stock remains with Gibson, whose sole stockholder is American Greetings. American Greetings competes with us in the online cards market through its affiliated company, American Greetings.com. As a competitor, American Greetings may have interests that differ from ours, and it may take actions that would harm our business despite its status as the controlling corporation of our largest stockholder. If Gibson fails to perform under the terms of our license agreement, the amount of content we are able to offer our consumers will decrease significantly, which would harm our business. We are unable to predict what impact, if any, American Greetings' acquisition of Gibson may have on our company and its businesses.

  Our Relationship with NBC

     In November 1999, we sold the National Broadcasting Company, Inc. shares that as of December 31, 1999 represented 7.2% of our outstanding Common Stock. In connection with the purchase of shares, the Company received $7.5 million in cash and an advertising credit of approximately $7.5 million provided to us pursuant to a two-year advertising agreement. The advertising agreement contains a pre-approved six-month advertising schedule, 60% of the value of which is required to be broadcast during prime time hours. In November 1999, we also entered into a two-year content licensing agreement with NBC pursuant to which we have the right to create and distribute online cards for a minimum of five NBC television programs for each six-month television season. We currently feature online cards on our Web site under the NBC agreement for the popular television programs "Will & Grace" and "Providence."

DISTRIBUTION PARTNERS

     We also enter into relationships with various distribution partners. Our distribution relationships with portals, online service providers, Web-based email services and entertainment and other Web sites direct consumer traffic to our Web site. These relationships provide us with exposure to a large and diverse consumer base and allow consumers to easily reach our Web site by clicking on links on our partners' Web sites. Examples of distribution partners as of December 31, 1999 include Microsoft's Hotmail, where customers can link to us from the Hotmail email composition page, and Microsoft's WebTV services.

ADVERTISING, SPONSORSHIP AND E-COMMERCE OPPORTUNITIES

  Advertising and Sponsorship

     We sell advertising and sponsorships through our direct advertising sales department, with eight sales people located in San Francisco, nine sales people located in New York and three sales people located in Los Angeles as of December 31, 1999. We intend to target national advertisers that are shifting advertising dollars from offline to online advertising. We also intend to continue to pursue sponsorship and promotional arrangements, which generally have longer terms and higher dollar values than typical banner advertising. Revenues from advertising, sponsorship, promotional and direct marketing activities accounted for virtually all of our revenues for the year ended 1999. For the year ended 1999, advertising revenues from Excite@Home Network accounted for approximately 28% of our total revenues.

     We also sponsor promotional activities for our partners. We use promotions and engage in various other types of direct marketing activities directed at our registered members to increase the frequency of member visits and the number of transactions per visit. For example, in connection with our promotion with the National Football League, consumers that sent an NFL online card were automatically entered into a sweepstakes.

  E-commerce

     We began focusing on e-commerce services on our Web site in February 1999. Although we expect to derive an increasing percentage of our revenues from e-commerce activities in the future, our revenues from these activities to date have been less than one percent of our total revenues. Our goal is to enter into e-commerce relationships with leading vendors in a variety of gift categories. As of December 31, 1999, we had six people focused on implementing our e-commerce initiatives, in addition to our advertising sales department, which also devotes time to managing relationships with our e-commerce partners. Our e-commerce relationships typically have several components, including the placement of vendors' banner advertisements in content channels on our Web site that are relevant to their products and the placement of links containing pictures of vendors' products in our Gift Center and relevant content channels on our Web site. We also may send promotional emails featuring vendors' products to our registered members who have elected to receive communications like these. Our e-commerce partners pay us a percentage of net revenues received by them for transactions by consumers who have been referred to their Web sites through links on our Web site or through links embedded in our direct marketing emails. During 1999, we had e-commerce relationships with the following merchants, among many others: CDNow, Flooz.com, Flowerbud.com, FTD.com, GiftCertificates.com, Giftspot.com, Gifts24.com, Godiva.com, GraceGourmet, Healthshop.com, Illuminations.com, iprint, Miadora, PETsMART.com, Petstore.com, Reel.com, RedEnvelope Gifts Online, Send.com, and toysmart.com.

     In addition to relationships with e-commerce partners, in November 1999 we entered into an agreement with Escalate, Inc. to provide us with e-commerce services that enable us to sell products and services directly through our Web site. Under the agreement, Escalate aggregates and supplies us with access to a wide range of products that are available directly from our Web site. Escalate also has agreed to process orders and coordinate the fulfillment and shipment of orders for products sold through our Web site.

OPERATIONS AND TECHNOLOGY

  Infrastructure

     We have invested significant resources to develop the platform that is used to support our products and services. Our system is based on a flexible architecture that supports rapid development and incorporates both proprietary technology and commercially available licensed technology. Our system is also designed to provide high degrees of availability, reliability, scalability, extensibility and performance. We enforce carefully devised operational procedures, high quality software development procedures and stringent quality assurance procedures. Our system is also designed and built to provide a high level of fault tolerance and maximum recoverability. Our system achieves a fast response time by using efficient computer programming practices, elaborate caching systems and an automatic load balancing system. We achieve scalability by distributing the processing load across multiple processors while efficiently managing and recycling system resources. Our software system is designed to be portable across different operating systems platforms, which also allows us to achieve such scalability in a cost-effective manner. Our open system has also enabled us to easily interface with external systems. At the heart of the system is a relational database management system hosting our customer, product and transactional data. This database is supplemented by a sophisticated data warehouse system that is a mirror copy of the production database. The production database maintains data regarding customers' interaction with our Web site and a number of other data points, including member data, product data and purchase data. An online analytical processing tool is used to extract reports from our data warehouse. Daily, weekly, monthly and ad hoc reports are produced from our data warehouse system to support targeted marketing activities. We use a merchandising tool to assign online cards and gifts to appropriate channels and a content management tool that allows us to put the appropriate components together and to process changes to the Web site in an orderly manner.

  New Architecture Under Development

     We are in the process of designing the next generation of our system architecture. We expect this new system to be based on a multi-tier architecture that utilizes component-based technologies. We believe this will allow us to route and distribute the processing load between appropriate components and across multiple layers of servers to achieve even higher levels of flexibility, reliability, performance and scalability. The new architecture is expected to be in place during the second quarter of 2000.

  Customer Service

     We believe that a high level of customer service and support is important to retaining and expanding our customer base. We provide free customer support assistance via email and telephone, and it is our policy to respond to all customer inquiries within one business day. Customer feedback is funneled to our data warehouse system, where it is correlated with other customer information that we use to improve our Web site, services and customer retention and acquisition. Our customer support operations are fully integrated with our system architecture, and customer support personnel have access through our Web site to the transaction processing components of our service, which enables them to easily trace individual transactions and quickly identify problems. As of December 31, 1999, we employed 14 full-time customer support representatives.

  Consumer Privacy

     Our Web site contains Terms of Service and a Privacy Policy that contain information about how we use the data collected about our users and members through their use of our service. We believe in protecting our users' privacy and we currently do not disclose our users' information to third parties except in very limited circumstances to protect our company, comply with law or protect against misuse. We do share general, non-personal and non-identifiable aggregated information about our users with third parties, including advertisers and sponsors, for business purposes. For example, we may tell a business partner how many customers in certain broad demographic groups may send online cards. In addition, we do not monitor or edit the contents of the personalized portions of online cards that are sent, except under the same limited circumstances as described above. When we run special contests or promotions on our Web site with third parties, we clearly indicate in such promotions that any information provided in connection with those promotions will be provided to partners and give our users and members the ability to opt out of such promotions. From time to time, we also send our members, with their permission, special offers and announcements on behalf of partners and sponsors. If personal information is solicited by those sponsors, such as an email address, members are informed that any information they provide goes directly to those partners and not to us. We believe we are in compliance with all current privacy laws and regulations relating to the use and disclosure of our users' personal information. Nevertheless, current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues in the future. We continue to evaluate and review the effects of various legislative initiatives with respect to online privacy on our business, including the Children's Online Privacy Act of 1998, effective April 1, 2000. To the extent legislation is enacted, this may hamper our growth, decrease acceptance of the Internet as a medium of communication and commerce or cause us to incur significant expense in complying with these laws.

COMPETITION

     The market for online card and gift-giving services is highly competitive. There are no substantial barriers to entry in these markets, and we expect that competition in the existing market will continue to intensify. Negative competitive developments could have a material adverse affect on our business and on the trading price of our stock. We believe the principal competitive abilities affecting our market requires: compelling and diverse content; value-added features, products and services; a wide range of commerce partners and products; a large and diverse audience; and demographic and psychographic data that is desirable to advertisers.

     We compete with many other providers of online cards and gifts. As the popularity of online communication and gift giving continues to increase, we expect to compete directly with a greater number of Web sites and a wide range of media companies that provide online services similar to ours. We also compete in vertical markets where competitors may have advantages such as substantial financial resources, brand recognition and other factors. Our market is evolving rapidly and we compete with many Internet companies for content, consumer time and dollars, advertising budget dollars and e-commerce revenues. We expect this competition to increase. We compete, in particular, with the following types of companies:

     - companies or their affiliates that offer online cards via the Internet, such as American Greetings, Hallmark and 123greetings.com;

     - Internet content aggregators and other Internet companies that offer online cards, such as Amazon.com, America Online, Excite@Home (including Blue Mountain Arts), Microsoft and Yahoo!;

     - Internet companies that focus on gifts; and

     - media, entertainment and other companies offering online cards.

     Many of our current and potential competitors in the Internet market have significantly greater financial, editorial, technical and marketing resources than we have. Many of them also have longer operating histories, greater name recognition, more traffic to their Web sites and more established relationships with advertisers and advertising agencies than we have. Despite growth in online usage and e-commerce and the Internet advertising market, we also compete with numerous types of Web-based businesses and Web sites for a limited number of Internet advertising dollars. In addition, competitors may also be able to undertake more extensive marketing campaigns, adopt aggressive pricing policies and devote substantially more resources to developing Internet content and services than us. In addition, many of our current and potential competitors are retailers with established brand names and consumer loyalty, and we may be unable to attract consumers away from these competitors.

     In December 1999, Excite@Home Network acquired Bluemountain.com, the online business of Blue Mountain Arts. Excite@Home has significantly greater resources than we do, and we expect it will use some of these resources to focus on the online cards market. This could harm our business and our ability to compete effectively.

     In March 2000, American Greetings acquired Gibson as a wholly-owned subsidiary and thereby became the controlling corporation of our largest stockholder. Gibson supplied us with the content for approximately 34% of all online cards sent from our Web site for 1999. American Greetings also is the parent company of American Greetings.com, one of our competitors in the online cards market. As a competitor, American Greetings' interests may diverge from our interests, and it may take actions that would harm us competitively, despite its status as the corporate parent of our largest stockholder.

IMPACT OF GOVERNMENT REGULATION ON OUR BUSINESS

     We are subject to the same federal, state and local laws as other businesses on the Internet. However, it is currently unclear how our business may be affected by the application of existing laws governing issues such as intellectual property, taxes, libel, obscenity and export or import matters, because the vast majority of these laws were adopted prior to the advent of the Internet. As a result, current regulations often do not fully contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace that, in turn, could reduce demand for our services or increase the cost of doing business due to increased litigation or service delivery costs. Furthermore, due to the increasing popularity and use of the Internet and other online services, a number of laws and regulations are likely to be adopted with respect to the Internet or other online services, including those related to privacy and tax liability. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us or placed on our Web site violates these regulations. We currently do not collect sales, use or other taxes on the sale of goods and services through our Web site. As we engage in increased e-commerce activities, states or foreign jurisdictions may seek to impose tax collection obligations on us. If they do, these obligations could limit the growth of electronic commerce in general and limit our liability to profit from the sale of goods and services over the Internet.

INTELLECTUAL PROPERTY RIGHTS

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary intellectual property rights in our products and services. We have entered into proprietary information and invention assignment agreements with our employees and contractors, and nondisclosure agreements with third parties to whom we disclose confidential information in order to limit access to and disclosure of our proprietary information. Despite our efforts in this regard, third parties may attempt to disclose, obtain or use our proprietary information. In addition, third parties may infringe or misappropriate our proprietary rights, which could harm our business. The validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     We have registered the name "E-greetings" as our trademark and service mark in the United States. We have also filed applications in the United States and several foreign countries to register a number of our other trademarks and service marks and plan to file additional trademark applications both in the United States and internationally. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet and other digital media, and existing laws may not provide adequate protection of trademarks, service marks, our content or our Internet address, commonly referred to as a "domain name." Furthermore, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

     We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark or copyrighted material, to third parties. Despite our efforts to ensure that the quality of our brand is maintained by licensees, our current or future licensees may take actions that might harm the value of our proprietary rights, brand or reputation, which could harm our business.

     To date, we have not been notified that our trademarks or service marks infringe the intellectual property rights of third parties, but third parties may claim infringement by us with respect to past, current or future intellectual properties. Any claim like this, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Additionally, enforcing our intellectual property rights could entail significant expenses and could prove difficult or impossible. As a result, the defense of infringement claims against us and the costs associated with enforcing our intellectual property rights could harm our business.

OUR EMPLOYEES

     As of December 31, 1999, we had 171 full-time employees. We believe that our relations with our employees are good. None of our employees are represented under collective bargaining agreements.

     The following table sets forth certain information regarding our current officers and other key employees.

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Gordon M. Tucker........................  44    Chief Executive Officer and Director
Andrew J. Moley.........................  35    Senior Vice President and Chief Financial Officer
Behrouz Arbab, Ph.D.....................  48    Senior Vice President and Chief Technology Officer
Paul Lipman.............................  30    Senior Vice President, Business Development
Kenneth W. Wallace......................  58    Senior Vice President, Sales
Sarah S. Anderson.......................  33    Vice President, Marketing
Donald E. Chaney........................  45    Vice President, Engineering
Andrew P. Missan........................  38    Vice President and General Counsel
Scott F. Neamand........................  36    Vice President, Finance and Controller

     GORDON M. TUCKER -- Gordon Tucker joined Egreetings in February 1999 as our Chief Executive Officer and as a director. From July 1994 to February 1999, Mr. Tucker served as Chief Executive Officer and Chairman of the Board of Directors of IdeaNet Management Company, a "virtual" management company serving early-stage technology companies with venture capital financial support. In his capacity as Chief Executive Officer of IdeaNet, from November 1996 to March 1998, Mr. Tucker served as acting Senior Vice President of Excite Studios, E-commerce and Communities at Excite, Inc. (now Excite@Home), an Internet media company. From September 1993 to July 1994, Mr. Tucker was President, Chief Executive Officer and a director of Micrografx, Inc., a graphics software company. Earlier in his career, Mr. Tucker served as Brand Manager for The Procter & Gamble Company, a leading consumer products company, and as Executive Vice President for LoJack Corporation, a wireless communications company. Mr. Tucker holds a B.B.A. degree from the University of Michigan School of Business Administration.

     ANDREW J. MOLEY -- Andrew Moley joined Egreetings in July 1999 as our Senior Vice President and Chief Financial Officer. From July 1995 to July 1999, Mr. Moley served as the Chief Financial Officer, Executive Vice President and a director of CMC Industries, an electronic manufacturing services company. From February 1993 to November 1994, Mr. Moley was the Chief Financial Officer of Silicon Valley Technology, a contract manufacturing company. Mr. Moley holds a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. degree from the Stanford University Graduate School of Business.

     BEHROUZ ARBAB, PH.D. -- Behrouz Arbab joined Egreetings in June 1999 as our Senior Vice President and Chief Technology Officer. From May 1997 to June 1999, Dr. Arbab served as the Vice President of Engineering at Semio Corporation, an Internet software company. From September 1996 to May 1997, Dr. Arbab was the Director of Server Technologies at Cisco Systems, Inc., an Internet networking company. From January 1994 to September 1996, Dr. Arbab served as Senior Director at Oracle Corporation, a software and information management company. Dr. Arbab has also held management positions at Computer Power Software Group, Database Consulting Associates and Harwell Computer Power. Dr. Arbab holds a B.S. degree from Arya-Mehr University of Technology and a Ph.D. degree in Computer Science from the University of Wales.

     PAUL LIPMAN -- Paul Lipman joined Egreetings as our Vice President of Business Development in June 1996, and is currently serving as our Senior Vice President of Business Development. From September 1990 to July 1994, Mr. Lipman was a systems analyst for Andersen Consulting, a management and technology consulting firm, in Europe, where he designed and built trading systems and advised financial institutions on the use and implementation of information technology. Mr. Lipman holds a B.S. degree in Theoretical Physics from Victoria University of Manchester, England and an M.B.A. degree from the Stanford University Graduate School of Business.

     KENNETH W. WALLACE -- Kenneth Wallace joined Egreetings in June 1999 as our Senior Vice President of Sales. From May 1993 to June 1999, Mr. Wallace served as Vice President and Group Publisher for Rodale Press, a magazine publishing company. From December 1987 to March 1993, Mr. Wallace was the Vice President of Advertising at Parade Magazine, a magazine publishing company. Mr. Wallace holds a B.B.A. degree from St. Johns University.

     SARAH S. ANDERSON -- Sarah Anderson joined Egreetings in June 1999 as our Vice President of Marketing. From February 1997 to June 1999, Ms. Anderson was the Vice President and General Manager of SegaSoft Inc., an interactive game software company. From January 1996 to January 1997, Ms. Anderson was the Director of Strategic Planning of RDA International, a multimedia group and advertising agency. From January 1993 to December 1995, Ms. Anderson was the Brand Manager of Sega of America, an interactive digital entertainment media company. Ms. Anderson holds an M.B.A. degree in Marketing from the McLaren School of Business of the University of San Francisco and a B.F.A. degree in Graphic Design from Paier College of Art.

     DONALD E. CHANEY -- Donald Chaney joined Egreetings in August 1998 as our Vice President of Engineering. From May 1991 to August 1998, Mr. Chaney served as a Manager, Director, and Senior Director of Applications Infrastructure and Tools at DHL Airways, Inc., a shipping company. Mr. Chaney holds a B.S. degree from Virginia Polytechnic Institute and State University and an M.S. degree in Electrical Engineering from Santa Clara University.

     ANDREW P. MISSAN -- Andrew Missan joined Egreetings as our General Counsel in June 1999 and also became Vice President in February 2000. From August 1998 to June 1999, Mr. Missan served as Corporate Counsel to WebTV Networks, Inc., an Internet entertainment company. From August 1997 to July 1998, Mr. Missan was the Senior Business Counsel at Seagate Software, Inc., an information technology company. From June 1994 to July 1997, Mr. Missan served in the Business and Legal Affairs Department at The RCA Records Label, a unit of BMG Entertainment, an entertainment company, most recently as Senior Director. From June 1991 to June 1994, Mr. Missan served as Counsel, Law Department, of Sony Music Entertainment Inc., an entertainment company. He holds a B.A. degree from Oberlin College and a J.D. degree from the Northwestern University School of Law.

     SCOTT F. NEAMAND -- Scott Neamand joined Egreetings in June 1999 as our Director of Finance and Controller. He became the Vice President of Finance and Controller in February 2000. From October 1994 to June 1999, Mr. Neamand served in a variety of positions at Universal Studios, Inc., an entertainment company, most recently as the Vice President, Finance -- Universal Studios Japan Project. Prior to that, Mr. Neamand worked in several positions at KPMG Peat Marwick, an accounting firm, from September 1985 to October 1994, most recently as Senior Manager. Mr. Neamand holds a B.A. degree from University of California, Santa Barbara and is a Certified Public Accountant.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND PROSPECTS

OUR BUSINESS AND OUR PROSPECTS ARE DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY UNDER OUR CURRENT BUSINESS MODEL IS UNPROVEN AND WE MAY CHANGE OUR BUSINESS MODEL IN THE FUTURE.

     Though we were incorporated in and have been operating since July 1994, we have significantly changed our business model since November 1998. The changes to the business model include a shift from charging consumers for our online cards to a free online card service supported by the sale of advertising and sponsorships and revenues derived from the sale of products through our Web site. Because our new business model is largely untested, we cannot be sure that it will yield expected results. Because the Internet is constantly changing, we may also need to change our current business model again to adapt to those changes. Changes in our business model or organizational structure could impose significant burdens on our management team and our employees and could result in loss of productivity or increased employee attrition. We may also encounter numerous other risks as an early-stage company with a new and evolving business model. To address the risks we face, we must, among other things:

     - expand and enhance our product and service offerings;

     - continually enhance the technology we use to deliver our products and services;

     - maintain and enhance our brand;

     - increase the amount of traffic to our Web site;

     - increase the value of our products and services to consumers, advertisers and e-commerce merchants; and

     - attract, integrate, retain and motivate qualified personnel.

     We cannot be certain that our current and planned business strategies will be successful or that we will successfully address these risks.

BECAUSE OUR METHODS OF GENERATING REVENUES ARE RELATIVELY NEW, LARGELY UNTESTED AND CONTINUE TO CHANGE, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUES.

     We recently began generating a significant portion of our revenues from sales of advertising on our Web site. These sales may not grow at the rates we expect because Internet advertising is still a new and largely unproven method of advertising. During 1999, our revenues were derived primarily from Internet advertising and secondarily from direct marketing activities. We expect revenues from Internet advertising to continue to comprise a significant portion of our revenues for the foreseeable future. The effectiveness of Internet advertising is difficult to gauge and advertisers may be reluctant to advertise on the Internet and may allocate only limited portions or none of their advertising budgets to Internet advertising in the future. Our business could suffer if Internet advertising does not continue to grow as expected. Even if Internet advertising and direct marketing become widely accepted, we may be unable to generate sufficient revenues from these activities because we have limited experience generating revenues from Internet advertising and direct marketing.

     Our business model is also based on generating increased advertising and direct marketing revenues. If we lose significant advertising or direct marketing customers or are forced to significantly reduce advertising or direct marketing rates in order to retain these customers, our business will suffer. Also, even if advertising and direct marketing on the Internet become widely accepted, the success of our business strategy will depend on the ability to:

     - provide quality content on our Web site that will continue to attract the numbers and types of consumers that advertising, direct marketing and e-commerce partners want to reach;

     - provide guaranteed views of our advertisers' ads by our consumers; and

     - sell existing and future Internet advertising inventory.

     Although we intend to offer more e-commerce services, we may not generate significant revenues from these services because we have very limited experience in e-commerce. Our future success will largely depend on our ability to generate revenues through the facilitation of e-commerce transactions, a business area in which we have limited experience. We intend to facilitate these transactions both by directing consumers to our partners and by enabling consumers to purchase products and services directly from our Web site. We also expect third parties to fulfill these orders and deliver to consumers the goods and services that are purchased on or through our Web site. These methods of revenue generation are relatively new and largely untested for us. In addition, the development and implementation of our e-commerce services will require additional management, financial and operational resources and may strain our existing resources. Our expansion into e-commerce may not be timely or may not generate sufficient revenues to offset the cost of our expansion into that area.

     Our Internet advertising, direct marketing and e-commerce revenues will be negatively impacted if we are unable to collect or use data about our consumers in ways that allow us, our advertisers, sponsors and e-commerce partners to generate revenues. We intend to continue to increase advertising, direct marketing and e-commerce revenues by offering to our advertisers, sponsors and e-commerce partners aggregate information about our registered members that is often difficult to obtain, such as their gender, age, location, interests and online activities. Our advertisers, sponsors and e-commerce partners will, in turn, use this demographic and psychographic information to tailor their advertising campaigns, direct marketing efforts or product offerings to the characteristics of our registered members. The ability of our advertisers, sponsors and e-commerce partners to properly target their advertising and commercial offerings will depend significantly on our ability to successfully collect and use data about our registered members.

     Privacy concerns may cause consumers to resist providing personal data. For example, we currently allow our registered members to opt out of receiving marketing and related communications. If a majority of our registered members make this election, the amount of the demographic data we are able to provide to advertisers, sponsors and e-commerce partners will be reduced significantly, which could harm our ability to retain and attract advertisers, sponsors and e-commerce partners. In addition, in October 1999, we eliminated the requirement that consumers become registered members to use our services. Although we offer personalization features and other benefits to our registered members that are unavailable to unregistered consumers, our ability to collect the data desired by advertisers, sponsors and e-commerce merchants may decrease as a result of this change. This could result in less advertising, direct marketing and reduced e-commerce activities on or through our Web site and less advertising via our online cards, which would result in reduced revenues from advertising, direct marketing and e-commerce.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES. OUR BUSINESS WILL BE SERIOUSLY HARMED IF OUR REVENUES DO NOT GROW.

     We have incurred significant net losses in each fiscal quarter since our inception, including a net loss of approximately $14.6 million in the quarter ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $49.7 million. We expect to have net losses and negative operating cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, sponsors and e-commerce merchants and on our expenses. Through at least 2002, our reported operating results will be negatively impacted by the amortization of deferred expenses relating to warrants and stock options granted through December 1999. It is critical to our success that we continue to expend financial and management resources to develop and expand our consumer base through marketing and promotion and enhancement and expansion of our products and services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability in the future, then we will be unable to continue our operations.

SOME OF OUR CONTENT MAY BECOME UNAVAILABLE IF OUR RELATIONSHIPS WITH OUR THIRD-PARTY CONTENT PROVIDERS, PARTICULARLY GIBSON GREETINGS, EXPIRE OR ARE TERMINATED.

     We rely on third-party content providers, such as Gibson Greetings, movie studios, traditional card designers, cartoonists and independent artists, for a significant portion of our content. To be successful, we will need to maintain our existing relationships as well as establish similar relationships with new parties who can provide us with cross-media and promotional opportunities. If we fail to retain our existing content relationships or enter into new relationships, the variety and quality of the content on our Web site may be reduced, traffic to our Web site may decrease, our advertising revenues may be impaired and future e-commerce revenues may not materialize.

     For the year ended 1999, 34% of all online cards sent from our Web site contained content that we obtained pursuant to an exclusive license agreement with Gibson that expires in December 2002. Gibson may also terminate our rights to exclusivity if our consumers do not send at least 2.8 million online cards via our Web site in each month during the term of the license agreement and if this minimum delivery requirement is not exceeded in any of the three months following the month in which the shortfall occurred. If the license agreement terminates and we are unable to renew this arrangement, the amount of content we are able to offer our consumers will significantly decrease.

     In March 2000, American Greetings, Inc. acquired Gibson as a wholly-owned subsidiary. American Greetings also is the parent company of AmericanGreetings.com, which is one of our competitors in the online cards market. We do not know how our relationship with Gibson or our rights pursuant to our license agreement with Gibson will be affected by this acquisition. If Gibson fails to perform under the terms of our license agreement, the amount of content we are able to offer our consumers will decrease significantly, which would harm our business.

     With the exception of our relationships with Gibson and NBC, our existing content alliances are generally pursuant to short-term agreements. When these agreements expire or otherwise terminate, we may be unable to renew them on favorable terms or at all or to obtain similar agreements with other parties. Additionally, our competitors may enter into agreements with existing or prospective content partners that may be or would have been integral to our future content and brand development.

OUR GROWTH WILL DEPEND ON OUR ABILITY TO CONTINUE TO PROVIDE COMPELLING CONTENT, INCREASE THE VARIETY OF GIFTS AVAILABLE ON OUR WEB SITE AND ENHANCE OVERALL SERVICES AND FUNCTIONALITY.

     To remain competitive we must continue to license and create compelling and entertaining content, increase the variety of gifts available on or through our Web site and enhance and improve the ease of use, responsiveness, functionality and features of our products and services. We may be unable to anticipate, monitor and successfully respond to rapidly changing consumer tastes so as to attract a sufficient number of consumers to our Web site. If we are unable to license and develop content, increase the variety of gifts available and enhance and improve the personalized services that allow us to attract, retain and expand a loyal consumer base, we will be unable to generate advertising revenues or e-commerce revenues and our business will suffer. The development and integration of new functionality and services could be expensive and time consuming, and the cost of the content that we license may increase in the future. Any new content, gifts, features, functions or services that we license or develop for consumers, advertisers or e-commerce merchants may not achieve market acceptance.

OUR CONTINUED GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND.

     In October 1998, we changed our name to E-greetings Network and launched a marketing campaign to establish the brand name "Egreetings." We believe that establishing and maintaining the Egreetings brand will be an important aspect of our efforts to retain our current consumers, attract and expand our Internet audience, license and create new content, and appeal to advertisers and e-commerce merchants. We believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. Accordingly, we intend to continue pursuing an aggressive brand enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. We intend to incur significant expenditures on these advertising and promotional programs and activities in the future. These expenditures may not result in a sufficient increase in revenues. In addition, even if our brand recognition increases, we may not acquire new consumers and even if we do, the amount of traffic on our Web site may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, we may be unable to increase future revenues.

OUR GROWTH WILL DEPEND SIGNIFICANTLY ON THE INCREASING ACCEPTANCE OF ONLINE CARDS AS A FORM OF ONLINE COMMUNICATIONS.

     Our future success is substantially dependent on the widespread acceptance of online cards as a form of online communications. As email increasingly affects the way people communicate for personal and business purposes, online cards evolve as a form of communication. We cannot accurately predict the future growth rate, if any, or the ultimate size of the consumer use of online cards as a form of online communication. The failure of online cards to gain widespread acceptance by consumers, advertisers, sponsors and e-commerce merchants as a form of online communication would materially harm our business.

WE FACE INTENSE COMPETITION FROM COMPANIES THAT PROVIDE SIMILAR SERVICES AND PRODUCTS TO OURS, AND WE THEREFORE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INTERNET GREETING AND GIFTING BUSINESS.

     We compete with many Internet companies for content, consumer attention and time, advertising revenue, direct marketing revenue and e-commerce revenue. We expect this competition to increase. We compete, in particular, with the following types of companies:

     - Companies that offer online cards via the Internet. Companies or their affiliates such as American Greetings, Hallmark and 123greetings.com offer online cards via the Internet. In addition, some of these companies offer e-commerce merchants' products that can be purchased at or through their Web sites. Several of these companies also offer features on their Web sites that are similar or identical to our Web site's features.

     - Internet content aggregators and other Internet companies that offer online cards and gifts. Companies such as Amazon.com, America Online, Excite@Home, Microsoft and Yahoo! offer online cards as a component of their overall product and service offerings or provide links to electronic greeting and gift companies. The online cards available on or through these Web sites often are free and may be sent with a gift purchased via the particular Web site or via the Web sites of e-commerce merchants that are partners or advertisers of the content aggregator or Internet company.

     - Internet companies that focus on gifts. Several Internet companies offer gifts on their Web sites. Although these companies currently do not offer electronic greetings, they may begin to do so in the near future. In addition, they compete directly with our e-commerce business.

     - Media, entertainment and other companies using electronic greetings. Media, entertainment and other companies with an online presence now offer or in the future may offer online cards to consumers featuring their characters, logos, brand names and other creative products.

     In December 1999, Excite@Home Network acquired Bluemountain.com, the online business of Blue Mountain Arts. Excite@Home has significantly greater resources than we do, and we expect it will use some of these resources to focus on the online cards market. This could harm our business and our ability to compete effectively. Advertising revenues from Excite@Home accounted for approximately 28% of our total revenues for the year ended 1999. Our advertising relationship with Excite@Home ended in November 1999 and we do not anticipate receiving any future advertising revenues from Excite@Home. In addition, the acquisition of Gibson, as a wholly-owned subsidiary, by American Greetings was consummated in March 2000, and American Greetings became the controlling corporation of our largest stockholder. American Greetings competes with us in the online cards market through its affiliated company AmericanGreetings.com. As a competitor, American Greetings' interests may diverge from our interests, and it may take actions that would harm us competitively, despite its status as the corporate parent of our largest stockholder.

     Many of our current and potential competitors in the Internet market, including the companies named above, have significantly greater financial, publishing, technical and marketing resources than we have. Many of these companies also have longer operating histories, greater name recognition, more traffic to their Web sites and more established relationships with advertisers and advertising agencies than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt aggressive pricing policies and devote substantially more resources to developing Internet content and services than us.

     We may be unable to compete successfully for advertisers and e-commerce partners. The increasing number of Internet content and service providers has resulted in increased competition for advertising dollars. Internet companies currently sell advertisements largely based on the demographics of their audience, the quality of their content and their ability to deliver guaranteed "impressions," or the number of times an advertisement appears in Web pages viewed by consumers using their Web sites. Our competitors may be able to provide more desirable demographics, higher quality content and a higher number of guaranteed impressions than we are able to. This could make it difficult for us to obtain the advertising or direct marketing relationships that we will need in order to generate sufficient revenues. In addition, increased competition for advertising or direct marketing dollars could result in price reductions, reduced margins or loss of market share, any of which would harm our business.

     We lack experience in e-commerce and we may not compete successfully for e-commerce merchants or consumers. Unlike many of our competitors, we have limited experience operating in the e-commerce arena and we may not be successful in doing so. In addition, many of our current and potential competitors are retailers with established brand names and consumer loyalty, and we may be unable to attract consumers away from these competitors. Our inability to compete successfully for e-commerce merchants or consumers would harm our business significantly.

AS WE EXPAND OUR E-COMMERCE ACTIVITIES, WE WILL DEPEND ON THIRD PARTIES TO FULFILL ORDERS AND DELIVER GOODS AND SERVICES TO OUR CONSUMERS; THEIR FAILURE TO PERFORM ADEQUATELY WOULD HARM OUR BUSINESS.

     As we expand our e-commerce activities, our success will depend in large part on the ability of third parties to fulfill our consumers' orders and deliver goods and services to our consumers. Failure of vendors or shippers to fill our consumers' orders or deliver quality goods and services on time would harm our business. In addition, strikes or other service interruptions affecting fulfillment and delivery services would impair our ability to deliver merchandise ordered by our consumers on a timely basis.

OUR FUTURE SUCCESS WILL DEPEND ON THE INCREASING USE OF THE INTERNET AND THE GROWTH OF E-COMMERCE.

     Our future success will depend heavily on the acceptance and wide use of the Internet for e-commerce. If business communications and e-commerce do not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may be unable to support the demands placed on it by increased usage. Internet service providers, online service providers and other Web site operators have already experienced significant outages. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting to changing or emerging technologies.

WE RELY ON ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR WEB SITE.

     We rely on distribution relationships with high traffic Internet sites and leading Internet portals to increase the visibility of our Web site and to generate additional traffic. Our business could be materially harmed if any of our distribution relationships do not result in increased Web site traffic and visibility or are not available on commercially reasonable terms. Our distribution relationships are based on short-term agreements and may not be as favorable as the agreements of some of our competitors. Because there is intense competition for online distribution relationships among Web sites, we may be unable to maintain or renew these agreements or enter into new relationships on commercially reasonable terms or at all. In addition, our online distribution relationships may not generate enough additional traffic to our Web site or create sufficient visibility to justify the costs we incur for these relationships.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS, AND OUR BUSINESS COULD BE MATERIALLY HARMED IF WE FAIL TO SUCCESSFULLY INTEGRATE, USE AND DEVELOP ANY ACQUIRED BUSINESSES OR ASSETS.

     We continually evaluate opportunities to acquire additional product or content offerings or additional industry expertise and may in the future acquire companies, divisions or assets of companies. Any future acquisition could result in difficulties in assimilating acquired operations and products, diversion of management's attention to acquisition matters and amortization of acquired intangible assets. Our management has not had any experience in assimilating acquired organizations and products into our operations. We may be unable to integrate successfully any operations, personnel or products that we may acquire in the future, which would harm our business.

EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE MANAGEMENT ATTENTION AND RESOURCES AND MAY BE UNSUCCESSFUL.

     To date, we have offered content and services directed at consumers in the United States. We plan to offer localized content and services directed at international consumers in the future in order to increase the international traffic to our Web site. We do not have any experience in localizing our content and services to conform to local cultures, standards and policies. We may have to compete with local companies that are likely to understand the local market better than we do. In addition, to achieve satisfactory performance for consumers, advertisers and e-commerce partners in international locations, it may be necessary to locate physical facilities, such as facilities to host our server computers, in the foreign market. We do not have experience establishing facilities in foreign countries. We may not be successful in appealing to a larger international market or in generating revenues from foreign advertising or e-commerce activities. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries could harm our business.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     It is likely that our operating results in one or more future quarters may be below the expectations of stock market analysts, if any, or our investors, and this could cause our stock price to decline. We expect that our quarterly operating results will continue to fluctuate significantly and be affected by many factors, including the following:

     - fluctuations in the demand for Internet advertising generally and advertising on our Web site and via our online cards specifically;

     - fluctuations in purchases of products via the Internet generally and through our Web site specifically;

     - seasonal trends in Internet use, e-commerce and advertising demand;

     - fluctuations in traffic on our Web site generally and as the result of special promotions or seasonal events;

     - introduction of new Web sites, products and services by competitors;

     - marketing expenses and technology infrastructure costs;

     - expansion in our sales and customer support staff; and

     - technical difficulties or system downtime affecting the Internet generally or the operation of our Web site specifically.

     We have experienced and expect to continue to experience seasonality in our business. Consumer traffic on our Web site generally is higher during holiday periods such as Valentine's Day, Mother's Day, Father's Day and Christmas and is considerably slower during the summer months. In addition, sales of traditional greeting cards and gifts tend to be lower in the third calendar quarter of each year. Similarly, advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter of each year. We may experience similar seasonality in our business. In addition, because advertising on the Internet is an emerging market, additional seasonal and other patterns in the usage of our products and services may emerge as the market matures. Seasonal patterns like this may harm our business. As a result of all of the factors discussed above, period-to-period comparison of our operating results may not be a good indication of our future performance.

RISKS RELATED TO OPERATIONS

TO MANAGE OUR GROWTH, WE WILL NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES.

     We currently are experiencing a period of rapid expansion in our Web site traffic, personnel, facilities and infrastructure. For example, the average number of daily visits to our Web site increased approximately 509% from 112,800 for the month of November 1998, the month we began to offer our online cards at no cost, to 687,200 for the month of December 1999, and our number of employees increased from 54 on December 31, 1998 to 172 on December 31, 1999, with most of this growth in the areas of marketing, engineering and operations. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future to address expected growth in our consumer base, expansion of our product and service offerings and the pursuit of e-commerce and other strategic opportunities. This growth and expansion have placed, and we expect they will continue to place, a significant strain on our management, operational and financial resources. In order to manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our work force. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage our growth effectively. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

SYSTEM FAILURES, SLOW DOWNS OR SECURITY BREACHES WOULD HARM OUR REPUTATION AND THUS REDUCE OUR ATTRACTIVENESS TO OUR CURRENT AND FUTURE CONSUMERS, ADVERTISERS AND E-COMMERCE PARTNERS.

     System failures and slow downs could permanently harm our reputation and brand, and reduce our attractiveness to consumers, advertisers and e-commerce partners. Our ability to attract consumers, advertisers and e-commerce partners will depend significantly on the performance of our network infrastructure. A key element of our strategy is to generate a high volume of traffic on our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site and our computer infrastructure are critical to our reputation and our ability to attract and retain consumers, advertisers and e-commerce merchants. An increase in the volume of consumer traffic could strain the capacity of our infrastructure. For example, during the week before Valentine's Day, we frequently experience heavy increases in traffic to our Web site, which result in slow response rates. We may be unable to improve our technical infrastructure in relation to increased consumer volume generally and, in particular, during peak capacity periods. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be harmed permanently. In addition, we could lose advertising revenues during these interruptions and consumer satisfaction could be negatively impacted if our service is slow or unavailable. Furthermore, our consumers use Internet service providers, online service providers and other Web site operators for access to our Web site. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

     A fundamental requirement for the online communications products and services we offer is the secure transmission of confidential information over the Internet. The occurrence or perception of security breaches could harm our business. Third parties may attempt to breach the security provided by our Web site. If they are successful, they could obtain confidential information about our consumers, including their passwords, financial account information, credit card numbers or other personal information. Our consumers may file suits against us for any breach in our Web site's security. If we are not held liable, a security breach could still harm our reputation, as even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and services. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our consumers might decide to stop using our products and services if we experience security breaches.

     We use third-party software to manage and deliver advertisements and to provide our advertisers with advertisement performance data. The failure of these systems to function properly could discourage advertisers from placing advertisements on our Web site or merchants from offering their products through our Web site. The failure of these systems also could require us to incur additional costs or could result in interruptions in our business during the time spent replacing these systems. Our failure to expand and upgrade our network system, provide consumers with access to our service or timely address any system error or failure could materially harm our business and reputation.

     The occurrence of an earthquake or other natural disaster or unanticipated problems at our leased facility in San Francisco, California or at the servers that host or back-up our systems could result in interruptions or delays in our business, loss of data or could render us unable to provide services. In addition, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, and similar events. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruption in our service.

WE MAY BE UNABLE TO EXPAND OUR MARKETING, ENGINEERING, SALES AND CUSTOMER SUPPORT ORGANIZATIONS BECAUSE QUALIFIED PERSONNEL ARE IN SHORT SUPPLY.

     We will need to substantially expand both our consumer marketing and corporate marketing efforts and advertising sales operations to increase market awareness and sales of our products and services. We recently expanded our sales forces and plan to hire additional sales personnel. Competition for highly qualified sales personnel is intense, and we may be unable to hire the type and number of sales personnel we are targeting. To support and enhance our technology infrastructure, we will also need to increase the personnel in our engineering department. In addition, we will need to increase our staff to support new consumers and the expanding needs of our existing consumers. Hiring of highly qualified engineers, customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

WE RECENTLY RECRUITED MOST OF OUR SENIOR MANAGEMENT TEAM.

     Many members of our senior management team have been hired in the last year, including our Chief Financial Officer, Senior Vice President of Sales, Vice President of Marketing and Chief Technology Officer. Many of these individuals do not have significant experience working together or with the rest of our management team. We cannot assure you that they will be able to work together successfully or manage any growth we experience. The process of integrating these individuals may detract from the operation of, and have an adverse effect on, our business.

OUR SENIOR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES ARE CRITICAL TO OUR BUSINESS, AND THEY MAY NOT REMAIN WITH US IN THE FUTURE.

     Our success will be substantially dependent on the performance of our senior management and key creative, technical, marketing and sales personnel, many of who joined us only in the last year. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have employment agreements with our executive officers, senior management or other key personnel, other than an employment agreement with our Chief Executive Officer. In addition, our employees may voluntarily terminate their employment at any time.

WE MAY BE UNABLE TO ADAPT TO EVOLVING INTERNET TECHNOLOGIES AND CONSUMER
DEMANDS.

     To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to address our consumers' changing needs. We could incur substantial development or acquisition costs if we need to modify our services or infrastructure to adapt to changes affecting providers of Internet services. Our business could be harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our consumers may switch to the product and service offerings of our competition. Furthermore, our competitors or potential competitors may develop products or services that are more appealing to our current and potential consumers. As a result, demand for our services may decrease.

YEAR 2000 PROBLEMS COULD CONTINUE TO CAUSE PROBLEMS WITH COMPUTER AND COMMUNICATIONS SYSTEMS AND COULD HAMPER THE RUNNING OUR BUSINESS.

     Many existing computer programs and systems, particularly older systems, still cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. As a result, these programs may continue to malfunction or fail completely. If we or any third parties, including our suppliers, vendors or consultants, with whom we have a material relationship fail to continue to manage and ameliorate potential or latent year 2000 issues, our business may be harmed. In particular, year 2000 problems could temporarily slow our service or prevent us from offering our goods and services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Disclosure."

RISKS RELATED TO CONTENT, INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITE OR THE PRODUCTS AND SERVICES AVAILABLE THROUGH OUR WEB SITE.

     We provide a wide variety of content that enables consumers to send online cards and other communications, and we intend to offer services that will allow consumers to conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for the activities of their consumers is currently unsettled. Claims could be made against us for negligence, defamation, libel, copyright or trademark infringement, personal injury or other legal claims based on the content that we license from third parties or create internally or based on content that may be posted online by our consumers. While we generally obtain written licenses to use third-party content on our Web site, in a few instances we rely only upon oral licenses. In addition, we could be exposed to liability with respect to third-party or internally created content on our Web site or with respect to the content of third-party Web sites that may be accessible through our Web site. These claims might include, among others, that by providing access to third-party content or by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through those Web sites. Furthermore, we could be exposed to liability for content and materials that may be created by consumers in build-your-own customized online cards. Any claims like these, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business. Although we carry general liability insurance, our insurance policy does not currently cover intellectual property infringement. Obtaining adequate insurance coverage or implementing measures to reduce our exposure to this type of liability may require us to spend substantial resources. We currently do not have plans to obtain insurance that would cover intellectual property infringement.

OUR BUSINESS DEPENDS ON OUR PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND WE MAY BE UNABLE TO ADEQUATELY PROTECT THEM.

     Our success will depend on the protection of and the goodwill associated with our trademarks and other intellectual property rights to our products and services. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet and other digital media, and existing laws may not provide adequate protection of our content or our Internet addresses, commonly referred to as "domain names." We have registered the name "E-greetings" as our trademark and service mark in the United States. We also have filed and plan to file applications to register a number of our other trademarks, trade names and service marks in the United States and foreign jurisdictions. We may be unable to obtain some or all of these registrations.

CONSUMER PRIVACY CONCERNS AND CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN OR USE INFORMATION ABOUT OUR CONSUMERS.

     Privacy concerns may cause consumers to resist providing the personal data necessary to support our ability to collect information about our consumers. Our Web site currently uses "cookies" to track consumer preferences in order to tailor content to them. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a consumer's hard drive, possibly without the consumer's knowledge, but generally removable by the consumer. We also capture demographic and profile information when an individual registers with us, and we capture and retain data based on online cards sent and received by our consumers. We utilize this information to assist advertisers in targeting their online advertising campaigns to consumers with particular demographic characteristics. Although we currently have a policy against providing our consumers' personal information to third parties, we may decide in the future to provide some or all of this information to our advertising and e-commerce partners. In the past, the Federal Trade Commission has investigated companies that have taken actions like this without permission or in violation of the companies' stated privacy policies. If we begin providing information like this without permission or in violation of our privacy policy, we may face potential liability for invasion of privacy. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our Web site products and services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet consumers that the data may be used by marketing entities to direct product promotion and advertising to the consumer. Other countries and political entities, such as the European Union, have adopted legislation and regulatory requirements like this. The United States may adopt similar legislation or regulatory requirements. If we do not adequately address consumer privacy concerns, our business could be materially harmed.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD RESULT IN ADDITIONAL COSTS OF DOING BUSINESS ON THE INTERNET.

     We currently are not subject to meaningful direct regulation applicable to access to, or commerce on, the Internet by any government agency. It is possible that in the future a number of laws and regulations may be adopted with respect to the Internet and other digital media, covering issues such as consumer privacy, e-commerce and the pricing, characteristics and quality of products and services. By conducting business via the Internet, we may be subject to the laws of foreign jurisdictions in an unpredictable manner.

     Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and providers of online services in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, the applicability of existing laws relating to issues such as property ownership, defamation and personal privacy on the Internet is uncertain. Any new laws or regulations relating to the Internet could harm our business.

     We also could be exposed to liability arising from the activities of consumers of our content or services or with respect to the unauthorized duplication or insertion of material (such as material deemed obscene or inappropriate for children) accessed directly or indirectly through our services. Several private lawsuits seeking to impose such liability upon content providers, online services companies and Internet access providers currently are pending. In addition, legislation has been enacted that imposes, and further legislation may be proposed that may impose liability for, or prohibit the transmission over the Internet of, certain types of information and content. Any legislation or regulation like this, or the application of existing laws to the Internet, could expose us to significant liabilities associated with our content or services.

     There is also uncertainty regarding the imposition of sales and other taxes on e-commerce transactions, which may impair our ability to derive financial benefits from e-commerce activities. Although the Internet Tax Freedom Act currently precludes, for a period of three years ending January 2002, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Proposals like these, if adopted, could substantially impair the growth of e-commerce and could adversely affect our opportunity to derive financial benefits from e-commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the sale of merchandise on or through our Web site, it could affect our cost of doing business.

CHANGES IN REGULATION COULD REDUCE THE VALUE OF OUR DOMAIN NAME.

     We own the Internet domain name "Egreetings.com" in the United States. Internet regulatory bodies generally regulate domain names, and the regulation of domain names is subject to change. Regulatory bodies could establish new domain name systems, appoint additional domain name registrars or modify the requirements for holding domain names. In addition, regulations regarding foreign domain name registration vary from jurisdiction to jurisdiction and are subject to change. As a result, we might not acquire or maintain the "Egreetings.com" or comparable domain names in any of the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect our domain names, our business would suffer.

ITEM 2. PROPERTIES

     We currently lease approximately 70,000 square feet of office space in San Francisco, California pursuant to a lease that expires in August 2009. We also have sales offices in New York, New York and Los Angeles, California, and technical facilities in Santa Clara, California. We believe that our existing facilities are adequate to meet our needs for the foreseeable future and that future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3. LEGAL PROCEEDINGS

     We are not presently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On November 19, 1999, stockholders representing 19,416,486 shares of the Company's outstanding capital stock approved the actions listed below by written consent. Stockholders representing 5,707,322 shares did not vote on the proposals.

     - The Company's reincorporation in the State of Delaware.

     - An amendment to the Company's Certificate of Incorporation that became effective upon the closing of the Company's initial public offering.

     - Indemnity Agreements with each member of the Company's Board of Directors and each executive officer.

     On November 19, 1999, stockholders representing 19,416,486 shares of the Company's outstanding capital stock also approved the actions listed below by written consent. Stockholders representing 5,703,883 shares did not vote on the proposals.

     - An amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Series G Preferred Stock in connection with the issuance and sale of the Series G Preferred Stock to National Broadcasting Company, Inc.

     - An amendment to the Company's Certificate of Incorporation to effect a two-for-three reverse stock split of the Company's Common Stock.

     - Adoption of the Company's 1999 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Non-Employee Directors' Stock Option Plan.

     On December 9, 1999, stockholders representing 21,993,766 shares of the Company's outstanding capital stock approved amendments to specify the number of shares reserved for the Company's 1999 Equity Incentive Plan, 1999 employee Stock Purchase Plan and 1999 Non-Employee Directors' Stock Option Plan. Stockholders representing 3,130,042 shares did not vote on the proposals.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol "EGRT." The following table sets forth, for the periods indicated, the range of high and low sale prices for our Common Stock on the Nasdaq National Market:

                     FISCAL 1999*                       HIGH     LOW
                     ------------                       -----    ----
Fourth Quarter*.......................................  16.25    7.75

---------------
* Our Common Stock became publicly traded on December 17, 1999

     The Company has never declared or paid a cash dividend on its Common Stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends.

     As of March 28, 2000, there were approximately 69 holders of record of our Common Stock. On March 28, 2000, the last sale price reported on the Nasdaq National Market was $6.44 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues..............................  $  3,160    $   317    $   505    $   164    $    58
  Costs and expenses:
     Cost of services...................     2,932        610        336        256         23
     Sales and marketing................    17,035      3,094        942        366         67
     Operations and development.........    10,972      2,628      1,422        552         66
     General and administrative.........     5,437      1,444        830        778        251
     Amortization of deferred content
       costs............................     1,371        138
     Amortization of deferred stock
       compensation.....................     1,992        201
                                          --------    -------    -------    -------    -------
          Total costs and expenses......    39,739      8,115      3,530      1,952        407
                                          --------    -------    -------    -------    -------
  Loss from operations..................   (36,579)    (7,798)    (3,025)    (1,788)      (349)
  Interest income (expense), net........       (63)       (23)       (68)         4
                                          --------    -------    -------    -------    -------
  Net loss..............................  $(36,642)   $(7,821)   $(3,093)   $(1,784)   $  (349)
                                          ========    =======    =======    =======    =======
  Net loss per share:(1)
     Basic and diluted..................  $  (8.02)   $ (2.26)   $ (1.00)   $ (1.14)   $ (0.16)
                                          ========    =======    =======    =======    =======
     Weighted average shares............     4,569      3,464      3,100      1,561      2,144
                                          ========    =======    =======    =======    =======
  Pro forma net loss per share:(1)
     Basic and diluted..................  $  (2.28)
                                          ========
     Weighted average shares............    16,068
                                          --------

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                  1999       1998       1997     1996    1995
                                                --------    -------    ------    ----    ----
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $ 81,774    $   268    $3,524    $719    $101
Working capital (deficit).....................    77,672     (2,838)    2,735     344      43
Total assets..................................   120,123      2,968     5,203     998     128
Long-term liabilities.........................     3,718      1,100       197      70      20
Total stockholders' equity (deficit)..........   101,831     (1,489)    4,185     547      50

---------------
(1) See footnote 1 to the financial statements for method of calculating earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From our inception in July 1994 through the year ended 1996, we derived our revenues primarily from the sale of paper greeting cards, first through CD-ROM based catalogs and then through our Web site and our online store on America Online (AOL). In February 1997, we implemented AOL's first online card service, and in late 1997, we launched our own online card service from our Web site. Revenues through the year ended 1997 consisted primarily of fees from AOL and, to a lesser extent, sales of paper and online cards through our Web site. We discontinued the sale of paper greeting cards through our Web site in July 1997 in order to focus on our online card service. Revenues for the year ended 1998 were derived largely from the sale of advertisements, sponsorships and online cards on our Web site and from content licensing fees paid to us by AOL. Our relationship with AOL ended in late 1998.

     In November 1998, we made a significant change to our business model and began offering our online cards for free. We made this change in order to more rapidly build a large and active user base, which increases our ability to sell advertisements and sponsorships on our Web site to third parties and has been the launching pad for our online direct marketing business. Our business model also includes e-commerce activities, although we have not yet realized any significant revenues from these activities and are still implementing the infrastructure and establishing the relationships required to support these activities. As we develop and introduce more products and services in the future, we anticipate that revenues from advertisements and sponsorships will decrease as a percentage of total revenues.

RESULTS OF OPERATIONS

  1999 COMPARED TO 1998

     Revenues

     Revenues grew to $3.1 million for the year ended 1999 from $317,000 for the year ended 1998. The catalyst for this growth was the change in our business model from one in which revenues were derived from the sale of online cards to one in which revenues are derived from the sale of advertisements and sponsorships as well as direct marketing and e-commerce activities. Since making this change in November 1998, we have experienced significant growth in traffic to our Web site, which has resulted in growth in our advertising inventory and direct marketing base.

     We typically guarantee advertisers a minimum number of "impressions," or times that an advertisement appears in pages viewed by consumers using our Web site. We recognize revenues on the sale of advertisements based on the ratio of the number of impressions actually delivered to the guaranteed number of impressions. We recognize revenues on the sale of sponsorships on a straight-line basis over the period during which the sponsor's promotional message is displayed on our Web site. Direct marketing revenues are recognized based on the ratio of the number of emails actually sent to the guaranteed number of emails to be sent. In all cases, revenues are recognized only if we have no remaining significant obligations and the collection of the receivable is probable.

     Cost of Services

     Cost of services is comprised primarily of royalties paid to content licensors, the cost of our internal content production, Internet connectivity charges, server co-location costs and the cost of goods sold from our online gift store.

     Cost of services increased to $2.9 million for the year ended 1999 from $610,000 for the year ended 1998. The increase in this cost is primarily due to the increase in content royalty fees, Internet connectivity costs and the number of employees dedicated to content creation. To the extent we experience an increase in our Web site traffic and the number of online cards sent, we would expect our cost of services to increase. Cost of services is not proportional to revenues and may increase or decrease as a percentage of revenues.

     Sales and Marketing

     Sales and marketing expenses consist primarily of expenses related to online and offline advertising, distribution, personnel and facilities, promotional activities and public relations costs. Distribution costs reflect amounts paid to online service providers, portals and other Web sites who market and provide links to our Web site.

     Sales and marketing expenses increased to $17.0 million for the year ended 1999 from $3.0 million for the year ended 1998. This increase is primarily attributable to the approximate $11 million cost of developing and implementing our marketing and branding campaigns throughout the year including a nationally televised advertising campaign during the fourth quarter holiday season. In addition to marketing and branding campaigns, we also drove traffic to our Web site via online distribution partners to whom we paid approximately $2.0 million. Sales related expenses increased due to the growth in our sales team to 20 people at year ended 1999 from one person at year ended 1998, which growth was planned in order to monetize the large increase in our Web site traffic and resulting advertising inventory. We anticipate that overall sales and marketing expenses will increase in absolute dollars in the foreseeable future. Sales and marketing expense as a percentage of total revenues may fluctuate depending on the timing and type of new marketing programs and distribution agreements and the addition of sales and marketing personnel.

     Operations and Development

     Operations and development expenses consist primarily of personnel and facilities costs for our site management, product management, business development, engineering, information systems, site operations and site production departments.

     Operations and development expenses increased to $10.9 million for the year ended 1999 from $2.6 million for the year ended 1998. These increases primarily were due to increased personnel costs, including the cost of independent contractors assisting on the re-architecture of our Web site and other engineering projects. Depreciation expense also increased due to the addition of hardware and software to support the increased traffic on our Web site. We anticipate that overall operations and development expenses will increase in the foreseeable future. These expenses as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of new personnel hires to support and expand our site infrastructure and traffic.

     General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, facilities and administration, legal, human resources and fees for professional services.

     General and administrative expenses increased to $5.4 million for the year ended 1999 from $1.4 million for the year ended 1998. This increase is primarily the result of increased personnel, facility and overhead costs necessary to support our growing business infrastructure. In order to accommodate our growth, in October 1999 we moved to an approximate 70,000 square foot leased facility from a 14,000 square foot facility. We anticipate that general and administrative expenses will continue to increase in the foreseeable future. General and administrative expense as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of additional investments in general and administrative infrastructure.

     Amortization of Deferred Content Costs

     Amortization of deferred content costs consists of the amortization of the fair value of a warrant issued to Gibson Greetings, Inc. in December 1997. The warrant was issued in connection with the establishment of a relationship with Gibson under which we obtained the right to distribute Gibson's content in the form of online cards. The fair value of the Gibson warrant at each quarterly valuation date is being amortized by charges to operations over the remaining life of the Gibson agreement, which expires on December 31, 2002. In addition to the Gibson deferred content cost, approximately $4.8 million of content costs were incurred and deferred in November 1999 in conjunction with a content licensing agreement signed with the National Broadcasting Company, Inc.

     Amortization of deferred content costs increased to $1.3 million for the year ended 1999 from $138,000 for the year ended 1998. This increase is primarily the result of a significant upward revaluation of the Gibson warrant for the year ended 1999. We will periodically review the recoverability of the deferred content costs and will write it down to its net realizable value if we consider it appropriate based on expected future revenues and other benefits.

     Amortization of Deferred Stock Compensation

     We recorded aggregate deferred stock compensation of $3.9 million for the year ended 1999 and $488,000 for the year ended 1998. These amounts relate to the grant of stock options at exercise prices less than the deemed fair value of our common stock on the grant date. The deferred stock compensation is being amortized over the vesting periods of the options, generally four years, using a graded vesting method.

     Amortization of deferred stock compensation increased to $1.9 million for the year ended 1999 from $201,000 for the year ended 1998.

     Interest Income (Expense), Net

     Net interest expense increased to $63,000 for the year ended 1999 from $23,000 for the year ended 1998 due to additional borrowings during the year ended 1999 of $4.9 million, partially offset by earnings on cash and cash equivalents.

     Income Taxes

     There has been no provision made for federal or state income taxes for any period as we have incurred operating losses to date. As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $45.3 million. The federal net operating loss carryforwards will expire at various dates from 2010 through 2019 if not utilized. Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of our net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods if a change in ownership of more than 50% of the value of our stock should occur over a three-year period. This could substantially limit the eventual utilization of these carryforwards. For further information regarding income taxes, see Note 5 of Notes to Financial Statements.

  1998 COMPARED TO 1997

     Revenues

     Revenues decreased to $317,000 for the year ended 1998 from $505,000 for the year ended 1997 due to the expiration and non-renewal of our contract with AOL. In late 1997, we began selling online cards and advertising on our own Web site. Revenues from these sales accounted for the majority of our revenue for the year ended 1998.

     Cost of Services

     Cost of services increased to $610,000 for the year ended 1998 from $336,000 for the year ended 1997 due to the increased cost of internal content production, third-party content and Web site connectivity and support.

     Sales and Marketing

     Sales and marketing expenses increased to $3.0 million for the year ended 1998 from $942,000 for the year ended 1997. In late 1997, we ceased working on AOL's online card service and began developing our own such service, which resulted in increased expenses for distribution channels and marketing.

     Operations and Development

     Operations and development expenses increased to $2.6 million for the year ended 1998 from $1.4 million for the year ended 1997 due to increased personnel, engineering and Web site operating costs to build and maintain our online card service.

     General and Administrative

     General and administrative expenses increased to $1.4 million for the year ended 1998 from $830,000 for the year ended 1997 due to increased personnel and facility expenditures necessary to support our growing online card service.

     Amortization of Deferred Content Costs

     In December 1997, we recorded deferred content costs of approximately $1.3 million with no related amortization. For the year ended 1998, we recorded additional deferred content costs of $445,000 and recorded amortization of $138,000.

     Amortization of Deferred Stock Compensation

     We did not record any deferred stock compensation for the year ended 1997. We recorded $488,000 of deferred stock compensation for the year ended 1998 in connection with the grant of options during the year ended 1998 at exercise prices less than the deemed fair value of our common stock on the grant date. Of this amount, $201,000 was amortized for the year ended 1998.

     Net Interest Income (Expense)

     Net interest expense decreased to $23,000 for the year ended 1998 from $68,000 for the year ended 1997 due to interest earned during 1998 on $4.0 million of private equity financing in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations primarily through the private placements of equity securities and, in December 1999, a public offering of common stock. To a lesser extent we have used equipment financing facilities to fund operations.

     Net cash used in operating activities was $25.3 million, $5.8 million and $2.8 million for the years ended 1999, 1998 and 1997, respectively. Cash used in operating activities resulted primarily from net losses partially offset by increases in accounts payable and accrued liabilities and by non-cash charges for depreciation of furniture and equipment and amortization of deferred content and stock compensation costs. Net cash used in investing activities was $13.2 million, $786,000 and $320,000 for the years ended 1999, 1998 and 1997, respectively. These funds were used for the purpose of acquiring network hardware and software and other equipment to support our growth in Web site traffic and personnel. Net cash provided by financing activities was $120.0 million, $3.3 million and $5.9 million for the years ended 1999, 1998 and 1997, respectively. Net cash provided by financing activities consisted primarily of net proceeds from our public offering of common stock in December 1999 and issuances of preferred stock during 1999 and 1997. To a lesser extent, we used borrowings under equipment term loans and stockholder loans to fund operations.

     As of December 31, 1999, we had approximately $81.7 million of cash and cash equivalents and $77.6 million of working capital. As of December 31, 1999, we had a material operating lease commitment for our newly leased San Francisco headquarters facility. Other commitments include several small equipment operating leases and our equipment term loans. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operation, infrastructure and personnel. We currently anticipate growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or obtain additional debt financing. The sale of additional equity could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

IMPACT OF YEAR 2000

     In prior reports, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING PRONOUNCEMENTS

EFFECT OF NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenge Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending March 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our policy is to maintain our portfolio of cash equivalents and investments in marketable securities in a variety of investment vehicles, including government and corporate obligations and money market funds. As of December 31, 1999, all of our funds were held in money market funds and a government obligation with a maturity of less than 30 days. We did not hold derivative financial instruments as of December 31, 1999 and have never held these instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Egreetings Network, Inc.

     We have audited the accompanying balance sheets of Egreetings Network, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egreetings Network, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 21, 2000

                            EGREETINGS NETWORK, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 81,774    $    268
  Accounts receivable (net of allowances for doubtful
     accounts of $69 in 1999 and $0 in 1998)................     1,228         210
  Prepaid expenses and other current assets.................     9,244          41
                                                              --------    --------
          Total current assets..............................    92,246         519
Property and equipment, net.................................    11,800         845
Deferred content costs......................................    12,740       1,566
Restricted cash deposit.....................................     2,172          --
Deposits and other assets...................................     1,165          38
                                                              --------    --------
          Total assets......................................  $120,123    $  2,968
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  7,910    $    869
  Accrued expenses and other current liabilities............     2,086         649
  Accrued compensation and related expenses.................     1,943         205
  Accrued royalties (including $145 and $134 in 1999 and
     1998, respectively, payable to a related party)........       290         220
  Deferred revenue..........................................       581          86
  Current portion of equipment term loan....................     1,764         374
  Notes payable to stockholders.............................        --         954
                                                              --------    --------
          Total current liabilities.........................    14,574       3,357
Equipment term loan, less current portion...................     3,718         586
Notes payable to stockholders...............................        --         514
                                                              --------    --------
          Total liabilities.................................    18,292       4,457
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value: 15,500,000
     shares authorized; 2,523,546 shares issued and
     outstanding in 1998....................................        --      11,363
  Common stock, $0.001 par value: 65,000,000 shares
     authorized; 34,501,140 and 3,466,000 shares issued and
     outstanding in 1999 and 1998, respectively.............   159,227         504
  Deferred stock compensation...............................    (2,195)       (287)
  Notes receivable from stockholders........................    (5,490)         --
  Accumulated deficit.......................................   (49,711)    (13,069)
                                                              --------    --------
          Total stockholders' equity (deficit)..............   101,831      (1,489)
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $120,123    $  2,968
                                                              ========    ========

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Revenues....................................................  $  3,160    $   317    $   505
Costs and expenses:
  Cost of services(1).......................................     2,932        610        336
  Sales and marketing(2)....................................    17,035      3,094        942
  Operations and development(3).............................    10,972      2,628      1,422
  General and administrative(4).............................     5,437      1,444        830
  Amortization of deferred content costs....................     1,371        138         --
  Amortization of deferred stock compensation...............     1,992        201         --
                                                              --------    -------    -------
          Total costs and expenses..........................    39,739      8,115      3,530
                                                              --------    -------    -------
Loss from operations........................................   (36,579)    (7,798)    (3,025)
Interest income.............................................       471         42         --
Interest expense............................................      (534)       (65)       (68)
                                                              --------    -------    -------
Net loss....................................................  $(36,642)   $(7,821)   $(3,093)
                                                              ========    =======    =======
Net loss per share:
  Basic and diluted.........................................  $  (8.02)   $ (2.26)   $ (1.00)
                                                              ========    =======    =======
  Pro forma basic and diluted...............................  $  (2.28)
                                                              ========
Shares used in calculation of net loss per share:
  Basic and diluted.........................................     4,569      3,464      3,100
                                                              ========    =======    =======
  Pro forma basic and diluted...............................    16,068
                                                              ========

---------------
(1) Excluding $1,371 and $138 in amortization of deferred content costs for the years ended December 31, 1999 and 1998, respectively, and excluding $158 and $20 in amortization of deferred stock compensation for the years ended December 31, 1999 and 1998, respectively.

(2) Excluding $540 and $40 in amortization of deferred stock compensation for the years ended December 31, 1999 and 1998, respectively.

(3) Excluding $1,033 and $111 in amortization of deferred stock compensation for the years ended December 31, 1999 and 1998, respectively.

(4) Excluding $261 and $30 in amortization of deferred stock compensation for the years ended December 31, 1999 and 1998, respectively.

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           CONVERTIBLE                                                   NOTES
                                         PREFERRED STOCK           COMMON STOCK          DEFERRED      RECEIVABLE
                                      ----------------------   ---------------------      STOCK           FROM       ACCUMULATED
                                        SHARES       AMOUNT      SHARES      AMOUNT    COMPENSATION   STOCKHOLDERS     DEFICIT
                                      -----------   --------   ----------   --------   ------------   ------------   -----------
Balances at December 31, 1996.......    1,311,753      2,687    3,466,000         16          --             --         (2,155)
Issuance of Series C preferred
  stock.............................      131,212        525           --         --          --                            --
Issuance of Series C preferred stock
  for conversion of notes payable...      229,798        919           --         --          --             --             --
Issuance of Series D preferred
  stock.............................      625,978      4,000           --         --          --             --             --
Issuance of warrants in connection
  with debt financing...............           --         27           --         --          --             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --      1,259           --         --          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --         (3,093)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1997.......    2,298,741      9,417    3,466,000         16          --             --         (5,248)
Issuance of Series D preferred stock
  for conversion of notes payable...      224,805      1,436           --         --          --             --             --
Issuance of warrants in connection
  with debt financing...............           --         65           --         --          --             --             --
Deferred stock compensation related
  to grant of stock options.........           --         --           --        488        (488)            --             --
Amortization of deferred stock
  compensation......................           --         --           --         --         201             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --        445           --         --          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --         (7,821)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1998.......    2,523,546     11,363    3,466,000        504        (287)            --        (13,069)
Issuance of Series D preferred stock
  for conversion of notes payable...       82,381        514           --         --          --             --             --
Issuance of Series F preferred
  stock, net of issuance costs......    3,283,636     20,871           --         --          --             --             --
Issuance of Series F preferred stock
  for conversion of notes payable...      442,857      3,100           --         --          --             --             --
Issuance of Series G preferred
  stock, net of issuance costs......    9,559,417     41,876           --         --          --             --             --
Issuance of Series E preferred stock
  pursuant to exercise of
  warrants..........................    1,663,333      9,087           --         --          --             --             --
Issuance of common stock under stock
  option plan.......................           --         --    2,670,690      5,659          --         (5,490)            --
Issuance of warrants in connection
  with debt financing...............           --        428           --         --          --             --             --
Deferred stock compensation related
  to grant of stock options.........           --         --           --      3,900      (3,900)            --             --
Amortization of deferred stock
  compensation......................           --         --           --         --       1,992             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --      7,744           --         --          --             --             --
Issuance of common stock, net of
  issuance costs....................           --         --    6,000,000     54,181          --             --             --
Conversion of convertible preferred
  stock to common stock.............  (17,555,170)   (94,983)  22,364,450     94,983          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --        (36,642)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1999.......           --   $     --   34,501,140   $159,227     $(2,195)       $(5,490)      $(49,711)
                                      ===========   ========   ==========   ========     =======        =======       ========

                                          TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                        (DEFICIT)
                                      -------------
Balances at December 31, 1996.......         548
Issuance of Series C preferred
  stock.............................         525
Issuance of Series C preferred stock
  for conversion of notes payable...         919
Issuance of Series D preferred
  stock.............................       4,000
Issuance of warrants in connection
  with debt financing...............          27
Valuation of preferred stock warrant
  in connection with content
  agreement.........................       1,259
Net loss and comprehensive loss.....      (3,093)
                                        --------
Balances at December 31, 1997.......       4,185
Issuance of Series D preferred stock
  for conversion of notes payable...       1,436
Issuance of warrants in connection
  with debt financing...............          65
Deferred stock compensation related
  to grant of stock options.........          --
Amortization of deferred stock
  compensation......................         201
Valuation of preferred stock warrant
  in connection with content
  agreement.........................         445
Net loss and comprehensive loss.....      (7,821)
                                        --------
Balances at December 31, 1998.......      (1,489)
Issuance of Series D preferred stock
  for conversion of notes payable...         514
Issuance of Series F preferred
  stock, net of issuance costs......      20,871
Issuance of Series F preferred stock
  for conversion of notes payable...       3,100
Issuance of Series G preferred
  stock, net of issuance costs......      41,876
Issuance of Series E preferred stock
  pursuant to exercise of
  warrants..........................       9,087
Issuance of common stock under stock
  option plan.......................         169
Issuance of warrants in connection
  with debt financing...............         428
Deferred stock compensation related
  to grant of stock options.........          --
Amortization of deferred stock
  compensation......................       1,992
Valuation of preferred stock warrant
  in connection with content
  agreement.........................       7,744
Issuance of common stock, net of
  issuance costs....................      54,181
Conversion of convertible preferred
  stock to common stock.............          --
Net loss and comprehensive loss.....     (36,642)
                                        --------
Balances at December 31, 1999.......    $101,831
                                        ========

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(36,642)   $(7,821)   $(3,093)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation...........................................     2,352        308        158
     Loss on disposal of fixed assets.......................        59         --         --
     Amortization of deferred content costs.................     1,371        138         --
     Amortization of deferred stock compensation............     1,992        201         --
     Other..................................................        46         19         68
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,018)      (200)       (10)
       Prepaid expenses and other current assets............    (1,703)       (19)       (16)
       Restricted cash deposit..............................    (2,172)        --         --
       Deposits and other assets............................      (699)       (17)       (13)
       Accounts payable and accrued liabilities.............    10,733      1,469         43
       Deferred revenue.....................................       495         86         --
                                                              --------    -------    -------
Net cash used in operating activities.......................   (25,186)    (5,836)    (2,863)
INVESTING ACTIVITIES
Purchases of property and equipment, net....................   (13,365)      (786)      (320)
                                                              --------    -------    -------
Net cash used in investing activities.......................   (13,365)      (786)      (320)
FINANCING ACTIVITIES
Borrowings under equipment term loan........................     4,969        764        478
Payments on equipment term loan.............................      (894)      (282)        --
Borrowings on notes payable to stockholders.................     2,100      2,950        941
Payments on notes payable to stockholders...................        --        (22)        --
Issuance of common stock, net...............................    54,353         --         --
Issuance of preferred stock, net............................    59,532         --      4,525
Other borrowings............................................        --        (44)        44
                                                              --------    -------    -------
Net cash provided by financing activities...................   120,057      3,366      5,988
Net increase (decrease) in cash and cash equivalents........    81,506     (3,256)     2,805
Cash and cash equivalents at beginning of period............       268      3,524        719
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 81,774    $   268    $ 3,524
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES
Cash paid for interest......................................  $    246    $    13    $    10
                                                              ========    =======    =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to stockholders to
       preferred stock......................................  $  3,614    $ 1,436    $   919
                                                              ========    =======    =======
     Conversions of preferred stock to common stock.........  $ 94,983         --         --
                                                              ========    =======    =======
     Issuance of warrants in connection with debt
       financing............................................  $    428    $    65    $    27
                                                              ========    =======    =======
     Issuance of common stock for notes receivable..........  $  5,490         --         --
                                                              ========    =======    =======
     Issuance of common stock for prepaid advertising.......  $  7,500         --         --
                                                              ========    =======    =======
     Valuation of preferred stock issued for content
       rights...............................................  $  4,802         --         --
                                                              ========    =======    =======
     Valuation of preferred stock warrant in connection with
       content agreement....................................  $  7,744    $   445    $ 1,259
                                                              ========    =======    =======
     Valuation of deferred stock compensation...............  $  3,900         --         --
                                                              ========    =======    =======

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Egreetings Network, Inc. (the "Company") offers consumers and businesses a convenient and simple integrated solution for finding and sending online cards, gifts and invitations. The Company's Web site allows users to send personalized content-rich online cards and a wide variety of gifts. The Company operates in one business segment and generates revenue from corporate advertising and sponsorships, e-commerce and direct marketing.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from date of purchase of three months or less, and are stated at amounts that approximate fair value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost net of accumulated amortization and depreciation and are depreciated using the straight-line method over the estimated useful life of the related asset, which currently averages three years. Web site application and infrastructure costs are capitalized and is amortized over three years. Leasehold improvements are amortized over the shorter of the estimated useful life or the life of the lease.

     Depreciation and amortization expense relating to property, equipment and leasehold improvements amounted to $2,352,000, $308,000 and $158,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

     Financial instruments which potentially subject the Company to concentrations of risk include cash and cash equivalents and accounts receivable. The Company maintains its cash with three high-credit quality domestic financial institutions. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management establishes an allowance for doubtful accounts when it appears accounts receivable will not be collectible, and such losses to date have been within management's expectations.

     For the year ended December 31, 1999, one corporate advertising sponsor, Excite@Home, accounted for 28% of the Company's revenues. Our advertising relationship with Excite@Home ended in November 1999 and we do not anticipate receiving any future advertising revenues from them. There were no significant concentrations of credit risk among the Company's corporate sponsors from whom accounts receivables were due as of December 31, 1999. An inability to demonstrate an active and growing user base to advertisers and sponsors may result in a loss of advertisement and sponsorship agreements and a decline in advertisement and sponsorship revenues.

     For the year ended December 31, 1998, one corporate advertising sponsor accounted for 11% of the Company's revenues. Three corporate sponsors accounted for 17%, 14% and 12% of accounts receivable at December 31, 1998.

                            EGREETINGS NETWORK, INC.

     A third party accounted for approximately 90% of the Company's revenues for the year ended December 31, 1997.

DEPENDENCE ON THIRD PARTIES AND RELATED PARTY TRANSACTIONS

     A common stockholder, Gibson Greetings, Inc. ("Gibson"), provides a significant portion of the Company's online cards content pursuant to an agreement that the Company pays royalties. Under this agreement, the Company paid royalties to this related party of $504,000, $112,000 and $1,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Royalty obligations arise as online cards containing third-party content are sent by consumers. Royalty expenses are recorded with a charge to cost of services in the statement of operations in the period during which the related obligations arise. In addition, the Company relies on another entity to provide a majority of support necessary to maintain the server and transmit data. The inability of any of these parties to fulfill their obligations with the Company could negatively impact the Company's future results.

CHANNEL DISTRIBUTION COSTS

     The Company has contracted with several third party channel distribution partners whose Internet Web sites direct Internet traffic to the Egreetings Web site via a link from the distribution partners' Web site. The contracts typically range from 12 - 24 months. The Company charges the cost of these distribution services to sales and marketing expense over the life of the contracts.

REVENUE RECOGNITION

     Revenues consist primarily of advertising and sponsorship revenues and direct marketing revenues. The duration of banner advertising and sponsorship commitments typically range from one month to one year. The Company's advertisement obligations typically include guarantees of a minimum number of impressions, or times that an advertisement appears in pages viewed by consumers using the Company's Web site. The Company recognizes revenues on the sale of banner advertisements as the impression is delivered or displayed.

     The Company recognizes revenues on the sale of sponsorship advertisements on a straight-line basis over the period in which the sponsor's message is displayed. To the extent minimum guaranteed impressions are not met, revenue recognition is deferred until the remaining guaranteed impressions are delivered. Revenue from direct marketing activities is recognized based on the ratio of the number of emails actually sent to the guaranteed number of emails to be sent. In each case, revenues are recognized only if the Company has no remaining significant obligations and collection is probable.

     Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to sponsorship advertising contracts in advance of revenue recognition.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

ADVERTISING

     Advertising costs are expensed as incurred. Advertising expense was approximately $9,775,000, $478,000, and $134,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            EGREETINGS NETWORK, INC.

     In November 1999, the Company sold 1,237,624 shares of its common stock to the National Broadcasting Company, Inc. (NBC) in exchange for advertising rights with a fair value of $7,500,000. Under the NBC agreement, advertising will be provided to the Company pursuant to the terms of the advertising agreement. The fair value of these advertising rights was recorded as prepaid advertising and will be amortized to expense as advertising is used. As of December 31, 1998, no material amounts relating to advertising were classified as assets on the Company's balance sheets.

DEFERRED CONTENT COSTS

     The Company records the value of deferred content costs as of the date of the related content licensing agreements and amortizes these costs to expense over the life of the contract using the straight-line method. Realization of deferred content costs is subject to the Company generating adequate revenues and other benefits as a result of the arrangement. Should the benefits under the various content agreements not accrue to the Company, the carrying value of the asset could become impaired and the Company would write down the asset value to its net realizable value at that time. The Company continually evaluates the realizability of its deferred content costs for impairment.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

     Basic and diluted net loss per share information for all periods is presented under the requirement of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

     Pro forma net loss per share for the year ended December 31, 1999 has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted upon completion of the Company's initial offering, using the if-converted method.

                            EGREETINGS NETWORK, INC.

     The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, expect share and per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
Historical:
  Net loss............................................  $   (36,642)   $   (7,821)   $   (3,093)
                                                        ===========    ==========    ==========
  Weighted average shares of common stock
     outstanding......................................    5,726,149     3,466,000     3,466,000
  Less: weighted average shares of common stock that
     may be repurchased...............................   (1,157,601)       (1,543)     (365,925)
                                                        -----------    ----------    ----------
  Weighted average shares of common stock outstanding
     used in computing basic and diluted net loss per
     share............................................    4,568,548     3,464,457     3,100,075
                                                        ===========    ==========    ==========
  Basic and diluted net loss per share................  $     (8.02)   $    (2.26)   $    (1.00)
                                                        ===========    ==========    ==========
Pro forma:
  Net loss............................................  $   (36,642)
                                                        ===========
  Weighted average shares used in computing basic and
     diluted net loss per share (from above)..........    4,568,548
  Adjustment to reflect the effect of the assumed
     conversion of preferred stock to common stock
     from the date of issuance........................   11,499,546
                                                        -----------
  Weighted average shares used in computing pro forma
     basic and diluted net loss per share.............   16,068,094
                                                        ===========
  Pro forma basic and diluted net loss per share......  $     (2.28)
                                                        -----------

     If the Company had reported net income, the calculation of historical and pro forma diluted earnings per share would have included approximately an additional 798,000, 424,000, and 380,000 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1999, 1998, and 1997, respectively.

EFFECT OF NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending March 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

                            EGREETINGS NETWORK, INC.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Furniture and fixtures......................................  $   743    $   98
Computer equipment and purchased software...................   12,467     1,220
Leasehold improvements......................................      713        34
Website application and infrastructure costs................      702        --
                                                              -------    ------
                                                               14,625     1,352
Less accumulated depreciation and amortization..............   (2,825)     (507)
                                                              -------    ------
                                                              $11,800    $  845
                                                              =======    ======

 3. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
Accounts receivable.........................................  $1,297    $210
Less allowance for doubtful accounts........................     (69)     --
                                                              ------    ----
                                                              $1,228    $210
                                                              ======    ====

 4. DEFERRED CONTENT COSTS

     In December 1997, the Company entered into a Series D preferred stock purchase agreement and a content provider and distribution agreement ("Content Agreement") with Gibson Greetings, Inc. In conjunction with this transaction, the Company granted to Gibson a warrant to purchase 946,925 shares of Series E preferred stock. The warrant increased to 1,663,333 shares of Series E preferred stock as a result of certain anti-dilution provisions. These warrants, exercised by Gibson Greetings, Inc. concurrent with the completion of the Company's initial offering, were contingent on Gibson Greeting's not being in material violation of the Content Agreement and therefore was accounted for as a variable warrant. The warrants were valued by management using a model based on the Black-Scholes model at each quarter end with the fair value recorded as deferred content costs in the accompanying balance sheets. The Company recorded $7,944,000, $445,000 and $1,259,000 in deferred content costs for the years ended December 31, 1999, 1998 and 1997, respectively. The assumptions used to compute the value of the warrants at each measurement date under Black-Scholes were as follows: expected volatility, 0.7; expected dividend yield, 0%; risk-free interest rate, 4.34% to 5.38%; expected life, amount of time between measurement date and expiration of warrant; and exercise price and stock price, consistent with information at each relevant date. On September 30, 1999, in connection with the execution of the first amendment to the Content Agreement, the warrants became non-forfeitable, fully exercisable and fully vested and were no longer linked to performance under the Content Agreement. The Company performed a final valuation of Black-Scholes at September 30, 1999, resulting in a final value of $9,449,000 that is being amortized over the remaining period of the Content Agreement, which extends through December, 2002.

     In November 1999, the Company entered into a two-year content licensing agreement with NBC pursuant to which the Company has the right to create and distribute online cards for a minimum of five NBC television programs for each six-month television season, which amount may be increased, at NBC's option, to a maximum of 30 NBC television programs for each season. The consideration for this content agreement, in addition to the promotion by the Company of digital greetings containing NBC content, is equal

                            EGREETINGS NETWORK, INC.

to the difference in NBC's per share cost of the Series G preferred stock from the deemed fair market value of the Company's common shares as of the date of the preferred stock purchase by NBC. This equates to a value of approximately $4.8 million which has been recorded as deferred content costs with an offset to preferred stockholders' equity. The deferred content costs is being amortized over the two-year life of the related content agreement.

     As of December 31, 1999, the Company had net deferred content costs of $7,938,000 and $4,802,000 in relation to Gibson and NBC agreements, respectively. Amortization of deferred content costs was approximately $1,371,000, $138,000, and $0 for the years ended December 31, 1999, 1998, and
1997, respectively.

 5. DEBT

     The Company has three equipment term loans. At December 31, 1999, the outstanding loan balances were $66,000, $937,000 and $4,479,000, respectively. The loans bear interest at 9.5%, 10.5%, and 11.6%, respectively and mature in June 2000, March 2002, and August 2002, respectively. Principal and interest are payable monthly. All three equipment loans are secured by the equipment purchased under the loan agreement and a general lien against the Company's assets.

     In August 1999, the Company entered into an equipment financing agreement with two leasing companies and a financial institution that provides for borrowings of up to $10.0 million, of which approximately $4.5 million is outstanding as of December 31, 1999. Amounts funded under the agreement bear interest at the applicable three-year treasury note rate plus 2.75% per annum, which is 11.59% at December 31, 1999, and are payable monthly over a 36 month period from the date of each advance. An additional interest payment of 10% of the total amount drawn-down on the facility is due upon extinguishment of the debt. Advances under the facility are available through July 31, 2000. Borrowings are secured by the equipment purchased under the financing agreement. In connection with the financing, the Company granted a warrant that enable the holders to purchase 60,000 shares of the Company's common stock at an exercise price of $9.00 per share through November 2005. The Company has recorded the value of the warrant using the Black-Scholes option pricing model and is amortizing this amount to interest expense over the term of the financing agreement.

     Future payments relating to outstanding loans are as follows at December 31, 1999 (in thousands):

2000........................................................    $ 1,764
2001........................................................    $ 1,855
2002........................................................    $ 1,863
                                                                -------
Total principal payments....................................    $ 5,482
Less current portion........................................    $(1,764)
                                                                -------
                                                                $ 3,718
                                                                =======

 6. INCOME TAXES

     There has been no provision for United States federal or state or foreign income taxes for any period as the Company has incurred operating losses for all periods and in all jurisdictions.

                            EGREETINGS NETWORK, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Deferred tax assets
  Net operating losses..................................  $ 17,103    $ 4,710
  Stock compensation....................................     1,186         --
  Accrued expenses......................................     1,049         --
  Other.................................................       232         80
                                                          --------    -------
          Total deferred tax assets.....................    19,570      4,790
                                                          ========    =======
Valuation allowance.....................................   (19,570)    (4,790)
                                                          --------    -------
                                                          $     --    $    --
                                                          ========    =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14,780,000 and $2,875,000 during the years ended December 31, 1999 and 1998, respectively.

     As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $45,271,000, which expire in the years 2010 through 2019. The Company also had net operating loss carryforwards for state income tax purposes of approximately $28,522,000 expiring in years 2003 through 2004. Utilization of the Company's net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

 7. STOCKHOLDERS' EQUITY

COMMON STOCK

     In December 1999, the Company completed its initial public offering of 6.0 million shares of its common stock. Net proceeds to the Company totaled approximately $54.2 million. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into approximately 22.4 million shares of common stock.

STOCK SPLITS

     In May 1999, the Company completed a three-for-one stock split of issued and outstanding shares of common stock. In November 1999, the Company completed a two-for-three reverse stock split of issued and outstanding shares of common stock. All common share prices, conversion rates and other amounts associated with rights, preferences and privileges in the accompanying financial statements have been retroactively adjusted to reflect the effect of these stock splits.

BRIDGE FINANCINGS

     Between November 1998 and January 1999, the Company issued subordinated notes for an aggregate amount of $2,100,000 and an interest rate of 8.0% per annum, together with a warrant to purchase 67,139 shares of Series F preferred stock at $6.30 per share. The principal amount of these notes was converted into 300,000 shares of Series F preferred stock in March 1999 and subsequently converted into 600,000 shares of common stock upon completion of the initial public offering.

                            EGREETINGS NETWORK, INC.

     In February and March 1999, the Company issued short-term notes payable with an aggregate principal amount of $1,000,000 and interest rates ranging from 4.6% to 8.0% per annum. The principal amount of these notes was converted into 142,857 shares of Series F preferred stock in March 1999 and subsequently converted into 285,714 shares of common stock upon completion of the initial public offering.

WARRANTS

     The Company had the following warrants to purchase shares of common stock outstanding at December 31, 1999:

            EXERCISE
 NUMBER     PRICE PER
OF SHARES     SHARE     EXPIRATION OF WARRANTS
---------   ---------   ----------------------
  15,006      $1.00     March 2003
  83,820       2.00     April - August 2007
 134,278       3.15     November 2005
 120,000       4.50     November 2005
 -------
 353,104
 =======

     Concurrent with the initial public offering, all outstanding warrants for preferred stock were converted to warrants for common stock on a 2 for 1 basis.

     In December 1997, the Company granted a warrant to a preferred stockholder. Concurrent with the completion of the initial public offering in December 1999, this warrant was exercised for 1,663,333 shares of Series G preferred stock at $5.46 per share and immediately converted into 3,326,666 shares of common stock.

STOCK OPTIONS

     The Company's 1996 Stock Option Plan provides for the issuance of 6,456,109 shares of common stock to employees, officers, directors and consultants and is limited to 17.5% of fully diluted common stock equivalents as defined. The Company's 1999 Stock Option Plan provides for the issuance of 3,500,000 shares of common stock to employees, officers, directors and consultants and is limited to 17.5% of fully diluted common stock equivalents as defined. Options granted under either plan may be incentive stock options ("ISOs") or non-statutory stock options ("NSOs") to employees, officers, directors and consultants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. If at any time the Company grants an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value at that date. Options granted are exercisable over a maximum term of ten years from the date of grant and generally vest over a period of four years.

                            EGREETINGS NETWORK, INC.

     A summary of the Company's stock option activity for all plans is as follows:

                                                               OPTIONS OUTSTANDING
                                                          ------------------------------
                                                                        WEIGHTED-AVERAGE
                                                            NUMBER       EXERCISE PRICE
                                                          OF SHARES        PER SHARE
                                                          ----------    ----------------
Outstanding at December 31, 1996........................     610,000          0.06
  Options granted.......................................     117,000          0.23
  Options canceled......................................     (75,071)         0.11
                                                          ----------         -----
Outstanding at December 31, 1997........................     651,929          0.09
  Options granted.......................................     493,500          0.83
  Options canceled......................................    (112,928)         0.03
                                                          ----------         -----
Outstanding at December 31, 1998........................   1,032,501          0.05
  Options granted.......................................   5,045,518          2.74
  Options exercised.....................................  (2,670,690)         2.07
  Options canceled......................................    (744,135)         1.40
                                                          ----------         -----
Outstanding at December 31, 1999........................   2,663,194         $2.87
                                                          ==========         =====
Exercisable at December 31, 1999........................     644,953         $0.66
                                                          ==========         =====

                              OPTIONS OUTSTANDING
                -----------------------------------------------       OPTIONS EXERCISABLE
                                               WEIGHTED-AVERAGE   ----------------------------
                            WEIGHTED-AVERAGE      REMAINING                   WEIGHTED-AVERAGE
  EXERCISE       NUMBER      EXERCISE PRICE    CONTRACTUAL LIFE    NUMBER      EXERCISE PRICE
 PRICE RANGE    OF SHARES      PER SHARE           (YEARS)        OF SHARES      PER SHARE
 -----------    ---------   ----------------   ----------------   ---------   ----------------
$0.04 -  0.93     704,292        $0.35               6.9           496,717         $0.21
 1.25 -  4.50   1,504,307         2.04               9.4           144,470          1.97
 6.06 - 10.00     454,595         9.50               9.9             3,766          9.20
                ---------                                          -------
                2,663,194                                          644,953
                =========                                          =======

     In 1999, two officers and one director of the Company exercised options to purchase an aggregate of 2,488,063 shares of restricted common stock at exercise prices ranging from $2.10 to $2.78 per share, of which 1,965,904 shares are subject to repurchase at December 31, 1999 at $2.10 per share in the event of termination. The repurchase right lapses upon vesting. These shares were purchased with promissory notes payable to the Company. These full recourse notes bear interest at rates ranging from 5.4% to 6.0% per annum, with principal and interest due in dates ranging from June 2003 to July 2004.

EMPLOYEE STOCK PURCHASE PLAN

     In September 1999, the Company's Board of Directors adopted, and in November 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under this plan. Beginning December 17, 1999 (the date of the Company's initial public offering of its common stock), eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable six-month offering period or the fair market value of the Company's common stock at the date of purchase.

DEFERRED STOCK COMPENSATION

     The Company recorded deferred stock compensation of $3,900,000 and $488,000 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value for financial accounting purposes of certain of the Company's stock options granted to employees. In the absence of a public market for the Company's common stock during the period in which the

                            EGREETINGS NETWORK, INC.

options were granted, the deemed fair value of the Company's common stock was based on the price per share of recent preferred stock financings, less a discount to give effect to the superior rights of the preferred stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization amounted to $1,992,000 and $201,000 for the years ended December 31, 1999 and 1998, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE

     At December 31, 1999, the Company has reserved shares of capital stock for future issuance as follows:

Stock options outstanding...................................  2,663,194
Stock options available for grant...........................  4,376,225
Warrants to purchase common stock...........................    353,104
                                                              ---------
                                                              7,392,523
                                                              =========

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

     Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: a risk-free interest rate of 5.5% for the years ended December 31, 1999, 1998, and 1997, no dividend yield for the years ended December 31, 1999, 1998, and 1997, a volatility factor of .7 for the year ended December 31 1999 (minimum value method used in 1998 and 1997) with respect to the expected market price of the Company's common stock, and a weighted average expected life of the options of 5.5 years for the year ended December 31, 1999 and 4.5 years for the years ended December 31, 1998 and 1997.

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Net loss -- as reported..............................  $(36,642)   $(7,821)   $(3,093)
Pro forma net loss...................................  $(38,871)   $(7,833)   $(3,096)
Basic and diluted net loss per share -- as
  reported...........................................  $  (8.02)   $ (2.26)   $ (1.00)
Pro forma basic and diluted net loss per share.......  $  (8.51)   $ (2.26)   $ (1.00)

     The weighted-average fair value of options granted, which is the value assigned to the options under SFAS 123, was $2.54, $0.18, and $0.05 for options granted during the years ended December 31, 1999, 1998, and 1997, respectively.

                            EGREETINGS NETWORK, INC.

     The pro forma impact of options on the net loss is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

 8. RETIREMENT PLAN

     The Company has a defined contribution plan for all full-time employees which qualifies under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, employees may contribute up to 15%, subject to Internal Revenue Service limitations, of their annual compensation. The plan provides for discretionary employer contributions. As of December 31, 1999, there have been no employer contributions to the plan.

 9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases its office facilities and certain equipment under noncancelable lease agreements that require the Company to pay operating costs, including property taxes, normal maintenance and insurance. In addition to an equipment operating lease expiring in February 2001, the Company has entered into two long-term noncancelable leases on office buildings that expire in November 2002 and August 2009.

     Rent expense amounted to approximately $1,312,191, $216,000, and $98,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum payments under the terms of noncancelable operating lease agreements at December 31, 1999 are as follows (in thousands):

2000...............................................  $ 2,991
2001...............................................    2,852
2002...............................................    2,842
2003...............................................    2,613
2004...............................................    2,613
Thereafter.........................................   12,193
                                                     -------
          Total minimum lease payments.............  $26,104
                                                     =======

     Also under the terms of the office facilities lease agreements, the Company was required to provide $2,076,544 in letters of credit supporting the minimum lease payments. The letters of credit are required to be fully collateralized with a compensating cash balance at the issuing bank.

10. SUBSEQUENT EVENTS

     In March 2000, American Greetings completed the acquisition of Gibson by the merger of a wholly owned acquisition subsidiary with and into Gibson, with Gibson as the surviving corporation. With this acquisition, ownership of Gibson's shares of our capital stock remain with Gibson, whose sole stockholder is American Greetings. The Company does not know how its relationship with Gibson or its rights pursuant to its license agreement with Gibson will be affected by this acquisition.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                    BALANCE AT   CHARGED TO   WRITE OFFS   BALANCE AT
  ALLOWANCE FOR     BEGINNING    COSTS AND      NET OF       END OF
DOUBTFUL ACCOUNTS    OF YEAR      EXPENSES    RECOVERIES      YEAR
-----------------   ----------   ----------   ----------   ----------
      1999              $0          $85          $16          $69
      1998              $0          $ 0          $ 0          $ 0
      1997              $0          $ 0          $ 0          $ 0

ITEM 9. DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Anything herein to the contrary notwithstanding, the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held on June 14, 2000 are not to be incorporated by reference herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to our directors and executive officers of is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on June 14, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Certain information relating to remuneration of our directors and executive officers and other transactions involving management is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on June 14, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on June 14, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on June 14, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company are filed with this report, on the pages indicated below:

Report of Independent Auditors..............................   30
Balance Sheets -- December 31, 1999 and 1998................   31
Statements of Operations -- Years Ended December 31, 1999,
  1998 and 1997.............................................   32
Statements of Stockholders' (Deficit) Equity -- Years Ended
  December 31, 1999, 1998 and 1997..........................   33
Statements of Cash Flows -- Years Ended December 31, 1999,
  1998 and 1997.............................................   34
Notes to Financial Statements...............................   35

(a)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of the Company is filed with this report:

     Schedule II -- Valuation and Qualifying Accounts and Reserves.

     All other schedules are omitted because they are either not required or not applicable.

(a)(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.01*   Amended and Restated Certificate of Incorporation.
 3.02*   Bylaws.
 4.01*   Form of Specimen Stock Certificate.
24.02*   Fifth Amended and Restated Investors' Rights Agreement dated
         November 19, 1999.
10.01*   Form of Indemnity Agreement.
10.02*   1999 Equity Incentive Plan.
10.03*   Form of Grant Notice and Stock Option Agreement under the
         1999 Equity Incentive Plan.
10.04*   1999 Non-Employee Directors' Stock Option Plan.
10.05*   Form of Nonstatutory Stock Option Agreement under the 1999
         Non-Employee Directors' Stock Option Plan.
10.06*   1999 Employee Stock Purchase Plan.
10.07*   Form of 1999 Employee Stock Purchase Plan Offering.
10.08*   Office Lease between South Beach Development Company and
         Registrant dated October 1999.
10.09*   Lease between Jonathan Parker, Thomas M. Monahan, Harold
         Parker Properties, L.P., Harold A. Parker, Trustee, Gertrud
         V. Parker, Trustee of the Harold A. Parker Company Trust and
         Registrant dated August 1999.
10.10*   Content Provider and Distribution Agreement between
         Registrant and Gibson Greetings, Inc., as amended on
         September 30, 1999.
10.11*   Agreement between Hotmail Corporation and Registrant, as
         amended through August 1998.
10.12*   Employment Agreement between Gordon M. Tucker and Registrant dated February 12, 1999 and Promissory Note and Pledge
         Agreement between Gordon M. Tucker and Registrant dated June
         18, 1999.
10.13*   Early Exercise Stock Purchase Agreement, Promissory Note and
         Pledge Agreement between Andrew J. Moley and Registrant
         dated July 30, 1999.
10.14*   1996 Stock Option Plan, as amended.
10.15*   1999 Egreetings Network Incentive Bonus Plan.
23.01    Consent of Ernst & Young LLP, Independent Auditors.
24.01    Power of Attorney.
27.01    Financial Data Schedules.

---------------
*Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on the   day of March
2000.

                                          EGREETINGS NETWORK, INC.

                                          By:      /s/ ANDREW J. MOLEY
                                            ------------------------------------
                                                      Andrew J. Moley
                                              Senior Vice President and Chief
                                                      Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Moley and Gordon M. Tucker, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ GORDON M. TUCKER                       Chief Executive Officer      March   , 2000
-----------------------------------------------------           and Director
                  Gordon M. Tucker                      (Principal Executive Officer)

                 /s/ ANDREW J. MOLEY                      Senior Vice President and     March   , 2000
-----------------------------------------------------      Chief Financial Officer
                   Andrew J. Moley                      (Principal Financial Officer
                                                                     and
                                                        Principal Accounting Officer)

                  /s/ STEWART ALSOP                               Director              March   , 2000
-----------------------------------------------------
                    Stewart Alsop

                 /s/ BRENDON S. KIM                               Director              March   , 2000
-----------------------------------------------------
                   Brendon S. Kim

                   /s/ PETER NIEH                                 Director              March   , 2000
-----------------------------------------------------
                     Peter Nieh

               /s/ FRANK J. O'CONNELL                             Director              March   , 2000
-----------------------------------------------------
                 Frank J. O'Connell

                  /s/ LEE ROSENBERG                               Director              March   , 2000
-----------------------------------------------------
                    Lee Rosenberg

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.01*   Amended and Restated Certificate of Incorporation.
 3.02*   Bylaws.
 4.01*   Form of Specimen Stock Certificate.
24.02*   Fifth Amended and Restated Investors' Rights Agreement dated
         November 19, 1999.
10.01*   Form of Indemnity Agreement.
10.02*   1999 Equity Incentive Plan.
10.03*   Form of Grant Notice and Stock Option Agreement under the
         1999 Equity Incentive Plan.
10.04*   1999 Non-Employee Directors' Stock Option Plan.
10.05*   Form of Nonstatutory Stock Option Agreement under the 1999
         Non-Employee Directors' Stock Option Plan.
10.06*   1999 Employee Stock Purchase Plan.
10.07*   Form of 1999 Employee Stock Purchase Plan Offering.
10.08*   Office Lease between South Beach Development Company and
         Registrant dated October 1999.
10.09*   Lease between Jonathan Parker, Thomas M. Monahan, Harold
         Parker Properties, L.P., Harold A. Parker, Trustee, Gertrud
         V. Parker, Trustee of the Harold A. Parker Company Trust and
         Registrant dated August 1999.
10.10*   Content Provider and Distribution Agreement between
         Registrant and Gibson Greetings, Inc., as amended on
         September 30, 1999.
10.11*   Agreement between Hotmail Corporation and Registrant, as
         amended through August 1998.
10.12*   Employment Agreement between Gordon M. Tucker and Registrant dated February 12, 1999 and Promissory Note and Pledge
         Agreement between Gordon M. Tucker and Registrant dated June
         18, 1999.
10.13*   Early Exercise Stock Purchase Agreement, Promissory Note and
         Pledge Agreement between Andrew J. Moley and Registrant
         dated July 30, 1999.
10.14*   1996 Stock Option Plan, as amended.
10.15*   1999 Egreetings Network Incentive Bonus Plan.
23.01    Consent of Ernst & Young LLP, Independent Auditors.
24.01    Power of Attorney.
27.01    Financial Data Schedules.

---------------
*Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1