Form 10-K405/A
period 1999-12-31
EGREETINGS NETWORK INC
filed 2000-04-28
CIK 1083992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 1, 2000, there were 34,979,605 shares of Common Stock outstanding.

     The aggregate market value of voting Common Stock held by non-affiliates of
the Registrant was approximately $            based upon the closing price of
the Common Stock on March 1, 2000 on the NASDAQ National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Report.

     As used herein, the terms "Company," "we" and "us," unless otherwise indicated or the context requires, mean Egreetings Network, Inc. "E-greetings(R)" is our registered trademark and service mark and "Egreetings(TM)" is our trademark. This report may also contain other of our trademarks, service marks and logos, including "Egreetings," "Egreetings.com," "There's no better way to say it" and the "E in a bubble" logo. All other trademarks, trade names or service marks used in this report are the property of their respective owners. The information on our Web site is not part of this report.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Egreetings Network, Inc. offers consumers and businesses a convenient and simple, integrated solution to selecting and sending online cards, gifts and invitations. Our Web site, www.egreetings.com, offers over 6,000 online cards incorporating graphics, animations and music, that consumers can select, personalize and send free-of-charge for personal and business occasions. Our Web site is also merchandised with a wide selection of gifts and digital gift certificates that consumers can select and arrange to send at the same time they send an online card. Our Egreetings Invites service also allows our consumers to organize and manage personal and business events online. Finally, on behalf of our business customers we provide business-to-business services, including the creation and distribution of customized, media-rich communication products to their employees, customers and partners and the licensing of our software platform to partner Web sites who wish to take advantage of the viral marketing benefits of online cards.

     Our Web site and online cards are available without charge to consumers and generate revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising and direct marketing. Consumers and businesses use our Web site to communicate on personal and business occasions, enabling our advertisers and e-commerce partners to effectively reach online consumers likely to be receptive to their advertising messages, product offerings and promotions related to the specific occasions. Businesses also purchase our direct mail services and other communications services to more effectively reach their own employees, customers and business partners. Our internal records indicate that in December 1999, our Web site was visited approximately 21 million times, visitors to our Web site viewed approximately 184 million Web pages and customers used our service to send approximately 10 million online cards.

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

     Gift-Giving Service. Our service eliminates the inconvenience associated with traditional retail gift stores. Our Web site offers a variety of online cards that are grouped into "channels" such as holidays, life events and particular interests, as well as a selection of appropriate gifts that consumers can choose to send to a recipient. Our channel format not only allows a consumer or business user to quickly locate and customize an appropriate communication, but also allows us to offer gift ideas targeted to a consumer's channel selection. In March 2000, we launched a feature that enables customers to attach digital gift certificates to our online cards. The service is now available with our current e-commerce partners and we plan on expanding this offering to other online retailers. Our services streamline the gift sending process and provides a more convenient way to acknowledge occasions and maintain relationships than is possible through retail stores and many other Web sites.

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

     Viral Marketing. Our extensive content selection combined with our technology platform provides a vehicle through which advertisers, sponsors and e-commerce partners can increase brand awareness and expand their online presence. Online cards, music and animations containing sponsorships, product descriptions or pictures can be incorporated into relevant channels of our Web site. Once made available for consumers to personalize and send, they help advertisers establish and build brand images with senders and recipients of the online cards. As a result, our online cards not only enable existing advertising and product content to be more fully utilized, but also allow advertisers and sponsors to more effectively utilize the engaging, interactive and dynamic nature of the Web. Our service and software platform is also licensed to other online companies who wish to take advantage of the efficient viral marketing potential of our services. Examples of some of our partners who have used our service to leverage their brand in this way include the National Football League, the movie studios New Line Cinema and Paramount Pictures in connection with the release of the films "Austin Powers: The Spy Who Shagged Me" and "Stuart Little" and The RCA Records Label in connection with the release of Christina Aguilera's single "What a Girl Wants."

ONLINE CARD AND GIFT CONTENT ON OUR WEB SITE

  Content Acquisition and Creation

     As of December 31, 1999, our content library included over 6,000 online cards. Of these greetings, approximately 21% were produced and owned by us, approximately 49% were wholly produced by us but contained content licensed from third parties and approximately 30% were created and owned by third parties. Currently, we have 25 employees dedicated to the creation and acquisition of content; 21 are producers, artists and sound designers focused on creating original content and four are responsible for content acquisition.

     Our content acquisition group identifies prospective content partners, negotiates licensing arrangements, integrates content on our Web site and manages ongoing content partners relationships. We acquire content from a variety of sources, including traditional greeting card publishers, entertainment and music companies, sports organizations and recognized independent artists. Our traditional greeting card publishing partners include Gibson Greetings, Allport Editions, Ward 1, Snafu Designs, Inc. and Portal. We also have licensed content from entertainment companies such as New Line Cinema, Paramount Pictures, Sony TriStar, Fox, Miramax Films, Universal Studios, BMG Entertainment and United Media. In November 1999, we entered into a two-year content agreement with the National Broadcasting Company, Inc. pursuant to which we have the right to create and distribute online cards for a minimum of five NBC television programs for each six-month television season.

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

  Consumer Privacy

     Our Web site contains Terms of Service and a Privacy Policy that contain information about how we use the data collected about our users and members through their use of our service. We believe in protecting our users' privacy and we currently do not disclose our users' information to third parties except in very limited circumstances to protect our company, comply with law or protect against misuse. We do share general, non-personal and non-identifiable aggregated information about our users with third parties, including advertisers and sponsors, for business purposes. For example, we may tell a business partner how many customers in certain broad demographic groups may send online cards. In addition, we do not monitor or edit the contents of the personalized portions of online cards that are sent, except under the same limited circumstances as described above. When we run special contests or promotions on our Web site with third parties, we clearly indicate in such promotions that any information provided in connection with those promotions will be provided to partners and give our users and members the ability to opt out of such promotions. From time to time, we also send our members, with their permission, special offers and announcements on behalf of partners and sponsors. If personal information is solicited by those sponsors, such as an email address, members are informed that any information they provide goes directly to those partners and not to us. We believe we are in compliance with all current privacy laws and regulations relating to the use and disclosure of our users' personal information. Nevertheless, current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues in the future. We continue to evaluate and review the effects of various legislative initiatives with respect to online privacy on our business, including the Children's Online Privacy Protection Act of 1998, effective April 21, 2000. To the extent further legislation is enacted, this may hamper our growth, decrease acceptance of the Internet as a medium of communication and commerce or cause us to incur significant expense in complying with these laws.

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

     The following table sets forth certain information regarding our current officers and other key employees.

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Gordon M. Tucker........................  44    Chief Executive Officer and Director
Andrew J. Moley.........................  35    Senior Vice President and Chief Financial Officer
Behrouz Arbab, Ph.D.....................  48    Senior Vice President and Chief Technology Officer
Paul Lipman.............................  30    Senior Vice President, Business Development
Kenneth W. Wallace......................  58    Senior Vice President, Sales
Sarah S. Anderson.......................  33    Vice President, Marketing
Donald E. Chaney........................  45    Vice President, Engineering
Nancy Levin.............................  41    Vice President, Business Development,
                                                Entertainment
Andrew P. Missan........................  38    Vice President and General Counsel
Scott F. Neamand........................  36    Vice President, Finance and Controller

     GORDON M. TUCKER -- Gordon Tucker joined Egreetings Network in February 1999 as our Chief Executive Officer and as a director. From July 1994 to February 1999, Mr. Tucker served as Chief Executive Officer and Chairman of the Board of Directors of IdeaNet Management Company, a "virtual" management company serving early-stage technology companies with venture capital financial support. In his capacity as Chief Executive Officer of IdeaNet, from November 1996 to March 1998, Mr. Tucker served as acting Senior Vice President of Excite Studios, E-commerce and Communities at Excite, Inc. (now Excite@Home), an Internet media company. From September 1993 to July 1994, Mr. Tucker was President, Chief Executive Officer and a director of Micrografx, Inc., a graphics software company. Earlier in his career, Mr. Tucker served as Brand Manager for The Procter & Gamble Company, a leading consumer products company, and as

Executive Vice President for LoJack Corporation, a wireless communications company. Mr. Tucker holds a B.B.A. degree from the University of Michigan School of Business Administration.

     ANDREW J. MOLEY -- Andrew Moley joined Egreetings Network in July 1999 as our Senior Vice President and Chief Financial Officer. From July 1995 to July 1999, Mr. Moley served as the Chief Financial Officer, Executive Vice President and a director of CMC Industries, an electronic manufacturing services company. From February 1993 to November 1994, Mr. Moley was the Chief Financial Officer of Silicon Valley Technology, a contract manufacturing company. Mr. Moley holds a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. degree from the Stanford University Graduate School of Business.

     BEHROUZ ARBAB, PH.D. -- Behrouz Arbab joined Egreetings Network in June 1999 as our Senior Vice President and Chief Technology Officer. From May 1997 to June 1999, Dr. Arbab served as the Vice President of Engineering at Semio Corporation, an Internet software company. From September 1996 to May 1997, Dr. Arbab was the Director of Server Technologies at Cisco Systems, Inc., an Internet networking company. From January 1994 to September 1996, Dr. Arbab served as Senior Director at Oracle Corporation, a software and information management company. Dr. Arbab has also held management positions at Computer Power Software Group, Database Consulting Associates and Harwell Computer Power. Dr. Arbab holds a B.S. degree from Arya-Mehr University of Technology and a Ph.D. degree in Computer Science from the University of Wales.

     PAUL LIPMAN -- Paul Lipman joined Egreetings Network as our Vice President of Business Development in June 1996, and is currently serving as our Senior Vice President of Business Development. From September 1990 to July 1994, Mr. Lipman was a systems analyst for Andersen Consulting, a management and technology consulting firm, in Europe, where he designed and built trading systems and advised financial institutions on the use and implementation of information technology. Mr. Lipman holds a B.S. degree in Theoretical Physics from Victoria University of Manchester, England and an M.B.A. degree from the Stanford University Graduate School of Business.

     KENNETH W. WALLACE -- Kenneth Wallace joined Egreetings Network in June 1999 as our Senior Vice President of Sales. From May 1993 to June 1999, Mr. Wallace served as Vice President and Group Publisher for Rodale Press, a magazine publishing company. From December 1987 to March 1993, Mr. Wallace was the Vice President of Advertising at Parade Magazine, a magazine publishing company. Mr. Wallace holds a B.B.A. degree from St. Johns University.

     SARAH S. ANDERSON -- Sarah Anderson joined Egreetings Network in June 1999 as our Vice President of Marketing. From February 1997 to June 1999, Ms. Anderson was the Vice President and General Manager of SegaSoft Inc., an interactive game software company. From January 1996 to January 1997, Ms. Anderson was the Director of Strategic Planning of RDA International, a multimedia group and advertising agency. From January 1993 to December 1995, Ms. Anderson was the Brand Manager of Sega of America, an interactive digital entertainment media company. Ms. Anderson holds an M.B.A. degree in Marketing from the McLaren School of Business of the University of San Francisco and a B.F.A. degree in Graphic Design from Paier College of Art.

     DONALD E. CHANEY -- Donald Chaney joined Egreetings Network in August 1998 as our Vice President of Engineering. From May 1991 to August 1998, Mr. Chaney served as a Manager, Director, and Senior Director of Applications Infrastructure and Tools at DHL Airways, Inc., a shipping company. Mr. Chaney holds a B.S. degree from Virginia Polytechnic Institute and State University and an M.S. degree in Electrical Engineering from Santa Clara University.

     NANCY LEVIN -- Nancy Levin joined Egreetings Network as Vice President, Business Development, Entertainment in April 2000 after serving as a consultant to the Company since December 1999. From March 1999 through December 1999, Ms. Levin served as a consultant to various entertainment companies. From August 1997 to March 1999, Ms. Levin served as Senior Vice President at MCA Records, an entertainment company. From August 1996 to August 1997, Ms. Levin was Senior Vice President at Red Ant Entertain-ment, an entertainment company. From July 1994 to August 1996, Ms. Levin was Senior Vice President/ Promotion for Priority Records/EMI. Ms. Levin holds a BA degree with honors from Tulane University.

     ANDREW P. MISSAN -- Andrew Missan joined Egreetings Network as our General Counsel in June 1999 and also became Vice President in February 2000. From August 1998 to June 1999, Mr. Missan served as Corporate Counsel to WebTV Networks, Inc., an Internet entertainment company. From August 1997 to July 1998, Mr. Missan was the Senior Business Counsel at Seagate Software, Inc., an information technology company. From June 1994 to July 1997, Mr. Missan served in the Business and Legal Affairs Department at The RCA Records Label, a unit of BMG Entertainment, an entertainment company, most recently as Senior Director. From June 1991 to June 1994, Mr. Missan served as Counsel, Law Department, of Sony Music Entertainment Inc., an entertainment company. He holds a B.A. degree from Oberlin College and a J.D. degree from the Northwestern University School of Law.

     SCOTT F. NEAMAND -- Scott Neamand joined Egreetings Network in June 1999 as our Director of Finance and Controller. He became the Vice President of Finance and Controller in February 2000. From October 1994 to June 1999, Mr. Neamand served in a variety of positions at Universal Studios, Inc., an entertainment company, most recently as the Vice President, Finance -- Universal Studios Japan Project. Prior to that, Mr. Neamand worked in several positions at KPMG Peat Marwick, an accounting firm, from September 1985 to October 1994, most recently as Senior Manager. Mr. Neamand holds a B.A. degree from University of California, Santa Barbara and is a Certified Public Accountant.

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

     As of April 27, 2000, there were approximately 71 holders of record of our Common Stock. On April 27, 2000, the last sale price reported on the NASDAQ National Market was $3.875 per share.

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

The Board of Directors and Stockholders of
Egreetings Network, Inc.

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

                            EGREETINGS NETWORK, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           CONVERTIBLE                                                   NOTES
                                         PREFERRED STOCK           COMMON STOCK          DEFERRED      RECEIVABLE
                                      ----------------------   ---------------------      STOCK           FROM       ACCUMULATED
                                        SHARES       AMOUNT      SHARES      AMOUNT    COMPENSATION   STOCKHOLDERS     DEFICIT
                                      -----------   --------   ----------   --------   ------------   ------------   -----------
Balances at December 31, 1996.......    1,311,753   $  2,687    3,466,000   $     16          --             --       $ (2,155)
Issuance of Series C preferred
  stock.............................      131,212        525           --         --          --             --             --
Issuance of Series C preferred stock
  for conversion of notes payable...      229,798        919           --         --          --             --             --
Issuance of Series D preferred
  stock.............................      625,978      4,000           --         --          --             --             --
Issuance of warrants in connection
  with debt financing...............           --         27           --         --          --             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --      1,259           --         --          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --         (3,093)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1997.......    2,298,741      9,417    3,466,000         16          --             --         (5,248)
Issuance of Series D preferred stock
  for conversion of notes payable...      224,805      1,436           --         --          --             --             --
Issuance of warrants in connection
  with debt financing...............           --         65           --         --          --             --             --
Deferred stock compensation related
  to grant of stock options.........           --         --           --        488        (488)            --             --
Amortization of deferred stock
  compensation......................           --         --           --         --         201             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --        445           --         --          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --         (7,821)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1998.......    2,523,546     11,363    3,466,000        504        (287)            --        (13,069)
Issuance of Series D preferred stock
  for conversion of notes payable...       82,381        514           --         --          --             --             --
Issuance of Series F preferred
  stock, net of issuance costs......    3,283,636     20,871           --         --          --             --             --
Issuance of Series F preferred stock
  for conversion of notes payable...      442,857      3,100           --         --          --             --             --
Issuance of Series G preferred
  stock, net of issuance costs......    9,559,417     41,876           --         --          --             --             --
Issuance of Series E preferred stock
  pursuant to exercise of
  warrants..........................    1,663,333      9,087           --         --          --             --             --
Issuance of common stock under stock
  option plan.......................           --         --    2,670,690      5,659          --         (5,490)            --
Issuance of warrants in connection
  with debt financing...............           --        428           --         --          --             --             --
Deferred stock compensation related
  to grant of stock options.........           --         --           --      3,900      (3,900)            --             --
Amortization of deferred stock
  compensation......................           --         --           --         --       1,992             --             --
Valuation of preferred stock warrant
  in connection with content
  agreement.........................           --      7,744           --         --          --             --             --
Issuance of common stock, net of
  issuance costs....................           --         --    6,000,000     54,181          --             --             --
Conversion of convertible preferred
  stock to common stock.............  (17,555,170)   (94,983)  22,364,450     94,983          --             --             --
Net loss and comprehensive loss.....           --         --           --         --          --             --        (36,642)
                                      -----------   --------   ----------   --------     -------        -------       --------
Balances at December 31, 1999.......           --   $     --   34,501,140   $159,227     $(2,195)       $(5,490)      $(49,711)
                                      ===========   ========   ==========   ========     =======        =======       ========

                                          TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                        (DEFICIT)
                                      -------------
Balances at December 31, 1996.......    $    548
Issuance of Series C preferred
  stock.............................         525
Issuance of Series C preferred stock
  for conversion of notes payable...         919
Issuance of Series D preferred
  stock.............................       4,000
Issuance of warrants in connection
  with debt financing...............          27
Valuation of preferred stock warrant
  in connection with content
  agreement.........................       1,259
Net loss and comprehensive loss.....      (3,093)
                                        --------
Balances at December 31, 1997.......       4,185
Issuance of Series D preferred stock
  for conversion of notes payable...       1,436
Issuance of warrants in connection
  with debt financing...............          65
Deferred stock compensation related
  to grant of stock options.........          --
Amortization of deferred stock
  compensation......................         201
Valuation of preferred stock warrant
  in connection with content
  agreement.........................         445
Net loss and comprehensive loss.....      (7,821)
                                        --------
Balances at December 31, 1998.......      (1,489)
Issuance of Series D preferred stock
  for conversion of notes payable...         514
Issuance of Series F preferred
  stock, net of issuance costs......      20,871
Issuance of Series F preferred stock
  for conversion of notes payable...       3,100
Issuance of Series G preferred
  stock, net of issuance costs......      41,876
Issuance of Series E preferred stock
  pursuant to exercise of
  warrants..........................       9,087
Issuance of common stock under stock
  option plan.......................         169
Issuance of warrants in connection
  with debt financing...............         428
Deferred stock compensation related
  to grant of stock options.........          --
Amortization of deferred stock
  compensation......................       1,992
Valuation of preferred stock warrant
  in connection with content
  agreement.........................       7,744
Issuance of common stock, net of
  issuance costs....................      54,181
Conversion of convertible preferred
  stock to common stock.............          --
Net loss and comprehensive loss.....     (36,642)
                                        --------
Balances at December 31, 1999.......    $101,831
                                        ========

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(36,642)   $(7,821)   $(3,093)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation...........................................     2,352        308        158
     Loss on disposal of fixed assets.......................        59         --         --
     Amortization of deferred content costs.................     1,371        138         --
     Amortization of deferred stock compensation............     1,992        201         --
     Other..................................................        46         19         68
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,018)      (200)       (10)
       Prepaid expenses and other current assets............    (1,703)       (19)       (16)
       Restricted cash deposit..............................    (2,172)        --         --
       Deposits and other assets............................      (699)       (17)       (13)
       Accounts payable and accrued liabilities.............    10,733      1,469         43
       Deferred revenue.....................................       495         86         --
                                                              --------    -------    -------
Net cash used in operating activities.......................   (25,186)    (5,836)    (2,863)
INVESTING ACTIVITIES
Purchases of property and equipment, net....................   (13,365)      (786)      (320)
                                                              --------    -------    -------
Net cash used in investing activities.......................   (13,365)      (786)      (320)
FINANCING ACTIVITIES
Borrowings under equipment term loan........................     4,969        764        478
Payments on equipment term loan.............................      (894)      (282)        --
Borrowings on notes payable to stockholders.................     2,100      2,950        941
Payments on notes payable to stockholders...................        --        (22)        --
Issuance of common stock, net...............................    54,353         --         --
Issuance of preferred stock, net............................    59,532         --      4,525
Other borrowings............................................        --        (44)        44
                                                              --------    -------    -------
Net cash provided by financing activities...................   120,057      3,366      5,988
Net increase (decrease) in cash and cash equivalents........    81,506     (3,256)     2,805
Cash and cash equivalents at beginning of period............       268      3,524        719
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 81,774    $   268    $ 3,524
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES
Cash paid for interest......................................  $    246    $    13    $    10
                                                              ========    =======    =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to stockholders to
       preferred stock......................................  $  3,614    $ 1,436    $   919
                                                              ========    =======    =======
     Conversions of preferred stock to common stock.........  $ 94,983         --         --
                                                              ========    =======    =======
     Issuance of warrants in connection with debt
       financing............................................  $    428    $    65    $    27
                                                              ========    =======    =======
     Issuance of common stock for notes receivable..........  $  5,490         --         --
                                                              ========    =======    =======
     Issuance of preferred stock for prepaid advertising....  $  7,500         --         --
                                                              ========    =======    =======
     Valuation of preferred stock issued for content
       rights...............................................  $  4,802         --         --
                                                              ========    =======    =======
     Valuation of preferred stock warrant in connection with
       content agreement....................................  $  7,744    $   445    $ 1,259
                                                              ========    =======    =======
     Valuation of deferred stock compensation...............  $  3,900         --         --
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

CHANNEL DISTRIBUTION COSTS

     The Company has contracted with several third party channel distribution partners whose Internet Web sites direct Internet traffic to the Egreetings.com Web site via a link from the distribution partners' Web site. The contracts typically range from 12 - 24 months. The Company charges the cost of these distribution services to sales and marketing expense over the life of the contracts.

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
                                                              ======    ====

 4. DEFERRED CONTENT COSTS

     In December 1997, the Company entered into a Series D preferred stock purchase agreement and a content provider and distribution agreement ("Content Agreement") with Gibson Greetings, Inc. In conjunction with this transaction, the Company granted to Gibson a warrant to purchase 946,925 shares of Series E preferred stock. The warrant increased to 1,663,333 shares of Series E preferred stock as a result of certain anti-dilution provisions. This warrant, exercised by Gibson Greetings, Inc. concurrent with the completion of the Company's initial offering, was contingent on Gibson Greeting's not being in material violation of the Content Agreement and therefore was accounted for as a variable warrant. The warrant was valued by management using a model based on the Black-Scholes model at each quarter end with the fair value recorded as deferred content costs in the accompanying balance sheets. The Company recorded $7,744,000, $445,000 and $1,259,000 in deferred content costs for the years ended December 31, 1999, 1998 and 1997, respectively. The assumptions used to compute the value of the warrant at each measurement date under Black-Scholes were as follows: expected volatility, 0.7; expected dividend yield, 0%; risk-free interest rate, 4.34% to 5.38%; expected life, amount of time between measurement date and expiration of warrant; and exercise price and stock price, consistent with information at each relevant date. On September 30, 1999, in connection with the execution of the first amendment to the Content Agreement, the warrant became non-forfeitable, fully exercisable and fully vested and was no longer linked to performance under the Content Agreement. The Company performed a final valuation of Black-Scholes at September 30, 1999, resulting in a final value of $9,448,000 that is being amortized over the remaining period of the Content Agreement, which extends through December 2002.

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

                            EGREETINGS NETWORK, INC.

     A summary of the Company's stock option activity for all plans is as follows:

                                                               OPTIONS OUTSTANDING
                                                          ------------------------------
                                                                        WEIGHTED-AVERAGE
                                                            NUMBER       EXERCISE PRICE
                                                          OF SHARES        PER SHARE
                                                          ----------    ----------------
Outstanding at December 31, 1996........................     610,000         $0.06
  Options granted.......................................     117,000          0.23
  Options canceled......................................     (75,071)         0.11
                                                          ----------         -----
Outstanding at December 31, 1997........................     651,929          0.09
  Options granted.......................................     493,500          0.83
  Options canceled......................................    (112,928)         0.03
                                                          ----------         -----
Outstanding at December 31, 1998........................   1,032,501          0.05
  Options granted.......................................   5,045,518          2.74
  Options exercised.....................................  (2,670,690)         2.07
  Options canceled......................................    (744,135)         1.40
                                                          ----------         -----
Outstanding at December 31, 1999........................   2,663,194         $2.87
                                                          ==========         =====
Exercisable at December 31, 1999........................     644,953         $0.66
                                                          ==========         =====

                              OPTIONS OUTSTANDING
                -----------------------------------------------       OPTIONS EXERCISABLE
                                               WEIGHTED-AVERAGE   ----------------------------
                            WEIGHTED-AVERAGE      REMAINING                   WEIGHTED-AVERAGE
  EXERCISE       NUMBER      EXERCISE PRICE    CONTRACTUAL LIFE    NUMBER      EXERCISE PRICE
 PRICE RANGE    OF SHARES      PER SHARE           (YEARS)        OF SHARES      PER SHARE
 -----------    ---------   ----------------   ----------------   ---------   ----------------
$0.04 -  0.93     704,292        $0.35               6.9           496,717         $0.21
 1.25 -  4.50   1,504,307         2.04               9.4           144,470          1.97
 6.06 - 10.00     454,595         9.50               9.9             3,766          9.20
                ---------                                          -------
                2,663,194                                          644,953
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

10. SUBSEQUENT EVENTS (UNAUDITED)

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

ITEM 9. DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the current directors of the Company:

                         NAME                           AGE   POSITION
                         ----                           ---   --------
Stewart Alsop.........................................  48    Director
Brendon S. Kim(1).....................................  33    Director
Peter Nieh(2).........................................  34    Director
Frank J. O'Connell....................................  56    Director
Gordon M. Tucker......................................  44    Director
Lee Rosenberg(1)......................................  43    Director

---------------
(1) Member of Compensation Committee

(2) Member of Audit Committee

     STEWART ALSOP -- Stewart Alsop has served as a director of Egreetings Network since March 1999. Mr. Alsop has been a general partner of New Enterprise Associates, a venture capital investment firm since 1998 and was a Venture Partner at New Enterprise Associates from 1996 to 1998. From June 1991 to 1996, Mr. Alsop served as Senior Vice President and Editor-in-Chief of InfoWorld Media Group, Inc., which publishes InfoWorld, a weekly newspaper for information technology professionals. Mr. Alsop also serves on the board of directors of TiVo Inc., a publicly held personal television service company, Netcentives, Inc., a publicly held Internet promotions and customer loyalty vendor and Be Inc., a publicly held operating systems software vendor. Mr. Alsop holds a B.A. degree from Occidental College.

     BRENDON S. KIM -- Brendon Kim has served as a director of Egreetings Network since April 1996. Mr. Kim has been a general partner of Altos Ventures, a venture capital investment firm, since January 1996. From September 1994 to June 1996, Mr. Kim worked at CSC Index, a consulting company, where he was an associate. Mr. Kim also serves on the board of directors of several private companies, including Branders.com, Blue Dot Software and Hearing Science. Mr. Kim also serves on the board of directors of the Korean American Society of Entrepreneurs, a not-for-profit organization to promote entrepreneurship. Mr. Kim holds an A.B. degree from Princeton University and an M.B.A. degree from the Stanford University Graduate School of Business.

     PETER NIEH -- Peter Nieh has served as a director of Egreetings Network since March 1999. Mr. Nieh has been a general partner of Weiss, Peck & Greer L.P., a technology-focused venture capital investment firm since October 1995. From 1992 to 1995, Mr. Nieh held product marketing and business development roles at General Magic, Inc., a communications software company. From 1990 to 1991, Mr. Nieh managed the portable PC business in North America for Acer, Inc., a personal computer manufacturer. Mr. Nieh is a director of several private companies. Mr. Nieh holds a B.S. degree in Electrical Engineering and an A.B. degree in Economics from Stanford University and an M.B.A. degree from the Stanford University Graduate School of Business.

     FRANK J. O'CONNELL -- Frank J. O'Connell has served as a director of Egreetings Network since December 1997. From April 1996 to March 2000, Mr. O'Connell served as President, Chief Executive Officer and a director of Gibson Greetings, Inc., a greeting card company, and served as Chairman of the Board of Directors of Gibson from April 1997 to March 2000. From May 1995 to August 1996, Mr. O'Connell was a business consultant. From July 1991 to May 1995, he served as the President and Chief Executive Officer of Skybox International, Inc., a trading card manufacturer. Prior to joining Skybox International, Mr. O'Connell was a venture capital consultant from February 1990 to July 1991 and served as President of Reebok Brands,

North America from 1988 to 1990. Mr. O'Connell is a director of Moto Guzzi Corporation, a publicly traded manufacturer of motorcycles and motorcycle parts.

     GORDON M. TUCKER -- Gordon Tucker joined Egreetings Network in February 1999 as our Chief Executive Officer and as a director. From July 1994 to February 1999, Mr. Tucker served as Chief Executive Officer and Chairman of the Board of Directors of IdeaNet Management Company, a "virtual" management company serving early-stage technology companies with venture capital financial support. In his capacity as Chief Executive officer of IdeaNet, from November 1996 to March 1998 Mr. Tucker served as acting Senior Vice President of Excite Studios, Ecommerce and Communities at Excite, Inc. (now Excite@Home), an Internet media company. From September 1993 to July 1994, Mr. Tucker was President, Chief Executive Officer and a director of Micrografx, Inc., a graphics software company. Earlier in his career, Mr. Tucker served as Brand Manager for The Procter & Gamble Company, a leading consumer products company, and as Executive Vice President for LoJack Corporation, a wireless communications company. Mr. Tucker holds a B.B.A. degree from the University of Michigan School of Business Administration.

     LEE ROSENBERG -- Lee Rosenberg has served as a director of Egreetings Network since November 1995. Mr. Rosenberg has been a general partner of Kettle Partners, L.P., an Internet and technology-focused venture capital investment firm since March 1998. Mr. Rosenberg also currently serves on the board of directors of several private companies, including Ignite Sports Media, LLC, an Internet sports media company, and ActiveUSA, a global registration site for active sports communities. Over the past 15 years, Mr. Rosenberg has been President of Rosenberg Capital and general partner of Rosy Partnership, entities involved in a broad spectrum of venture capital and real estate investments. Previously, Mr. Rosenberg served as a director of GRP Records. Mr. Rosenberg is a C.P.A. and holds a B.B.A. degree from the University of Michigan School of Business Administration.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Moley failed to file timely one report on Form 4 with respect to a stock purchase. Mr. Moley filed such report immediately after being notified of the failure to file timely.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Our directors receive no cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending Board meetings.

     In September 1999, the Board adopted, and in December 1999 the stockholders approved, the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company who are not employees of or consultants to the Company or of any affiliate of the Company (a "Non-Employee Director") to be effective upon the initial public offering of the Company's Common Stock. The Directors' Plan is administered by the Board, unless the Board delegates administration to a Committee comprised of members of the Board.

     The aggregate number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 500,000 shares. Pursuant to the terms of the Directors' Plan, each person who is elected or appointed for the first time to be a Non-Employee Director automatically shall, upon the date of his or her initial election or appointment to be a Non-Employee Director automatically shall, upon the date of his or her initial election or appointment to be a Non-Employee Director by the Board or stockholder of the Company, be granted an option to purchase 24,000 shares of Common Stock. In addition, on the day following each Annual Meeting of Stockholders of the Company ("Annual Meeting"), commencing with the Annual Meeting in 2000, each person who is then serving as a Non-Employee Director automatically shall be granted an option to purchase 8,000 shares of Common Stock, which amount shall be prorated for any Non-Employee Director who has not continuously served as a Non-Employee Director for the 12-month period prior to the date of such Annual Meeting. Each of the directors currently serving on the Board will be eligible for this grant.

     The exercise of the options granted under the Directors' Plan will be equal to closing sale price of the Company's Common Stock on the NASDAQ National Market on the date of grant. No portion granted under the Directors' Plan may be exercised after the expiration of 10 years from the date it was granted. Options granted under the Directors' Plan vest and become exercisable as to 1/36 of the shares on the last day of each month following the date of grant that, for annual grants will be April 30 of each year. Options granted under the Directors' Plan generally are non-transferable except by will or the laws of descent. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death. An optionee whose service relationship with the Company or any affiliate (whether as a Non-Employee Director of the Company or subsequently as an employee, director, or consultant of either the Company or an affiliate) ceases for any reason may exercise vested options for the term provided in the option agreement (3 months generally, 12 months in the event of disability and 18 months in the event of death).

     In the event of certain changes in control of the Company, all outstanding awards under the Directors' Plan either will be assumed or substituted for by any surviving entity. If the surviving entity determines not to assume or substitute for such awards, the vesting and time during which such options may be exercised shall be accelerated prior to such event and the options will terminate if not exercised after such acceleration and at or prior to such event. Unless terminated sooner by the Board, the Directors' Plan will terminate in September 2009.

     As of March 1, 2000, no options had been exercised under the Directors'
Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                            SUMMARY OF COMPENSATION

     The following table shows for the fiscal year ended December 31, 1999, compensation awarded or paid to, or earned by (i) the Company's Chief Executive Officer; (ii) the Company's former Chief Executive Officer and Chief Financial Officer; (iii) the Company's former President and Chief Concept Officer; and
(iv) the three most highly compensated current executive officers whose aggregate salary and bonus earned exceeded $100,000 in the fiscal year ended December 31, 1999 (collectively, (i) through (iv) the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                                                                    LONG-TERM COMPENSATION
                                      ANNUAL COMPENSATION                        ----------------------------
                                            AWARDS                               RESTRICTED     SECURITIES
                                    -----------------------    OTHER ANNUAL        STOCK        UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)(2)   COMPENSATION($)    AWARDS($)    OPTIONS/SARS(#)
---------------------------  ----   ---------   -----------   ---------------    ----------   ---------------
Gordon M. Tucker...........  1999   $198,605      $74,302        $ 75,000(4)         --             --
  Chief Executive
  Officer(3)
Frederick Campbell.........  1999    114,840           --         136,106            --             --
  Former Chief Executive
  Officer and Chief
  Financial Officer(5)
Paul Lipman................  1999    146,500       37,500              --            --             --
  Senior Vice President,
  Business Development
Behrouz Arbab, Ph.D........  1999     96,137       25,000              --            --             --
  Senior Vice President and
  Chief Technology Officer
Kenneth W. Wallace.........  1999     98,730       42,849              --            --             --
  Senior Vice President,
  Sales
Anthony Levitan............  1999    116,421           --         117,788            --             --
  Former President and
  Chief
  Concept Officer(6)

---------------
(1) As permitted by the rules promulgated by the Securities and Exchange Commission, no amounts are shown for 1998.

(2) Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(3) Mr. Tucker became our Chief Executive Officer in February 1999.

(4) Consists of reimbursement to Mr. Tucker for relocation expenses of $75,000.

(5) Mr. Campbell resigned from his position as Chief Executive Officer in February 1999 and served as Chief Financial Officer until July 1999 when he resigned from the Company.

(6) Mr. Levitan resigned from his position as President and Chief Concept Officer in August 1999.

STOCK OPTION GRANTS AND EXERCISES

     The Company granted options to its executive officers under its 1996 Stock Option Plan (the "1996 Plan") and currently grants options to its executive officers under its 1999 Equity Incentive Plan (the "1999 Plan"). As of March 15, 2000, options to purchase a total of 2,487,358 shares and 341,391 shares were outstanding under the 1996 Plan and the 1999 Plan, respectively, 1,047,170 shares remained available for grant under the 1996 Plan and 2,308,609 shares remained available for grant under the 1999 Plan, respectively.

     The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
                            ----------------------------
                            NUMBER OF
                            SECURITIES                                                     POTENTIAL REALIZABLE VALUE AT ASSUMED
                            UNDERLYING     % OF TOTAL                                           ANNUAL RATES OF STOCK PRICE
                              OPTION     OPTIONS GRANTED   EXERCISE OR                        APPRECIATION FOR OPTION TERM(4)
                             GRANTED     TO EMPLOYEES IN   BASE PRICE                      -------------------------------------
                              (#)(1)     FISCAL YEAR(2)     ($/SH)(3)    EXPIRATION DATE        5%($)               10%($)
                            ----------   ---------------   -----------   ---------------   ----------------   ------------------
Gordon M. Tucker(5).......  2,267,563         44.9%           $2.10          6/17/09        $   2,993,183      $     7,596,336
Frederick R. Campbell.....         --                          --              --                      --                   --
Kenneth W. Wallace(6).....    133,333          2.6%           2.10           6/30/09              176,000              446,666
Behrouz Arbab, Ph.D.(6)...    250,000          5.0%           2.10           6/14/09              330,000              837,500
Paul Lipman(6)............    106,366          2.1%        1.55 / 1.75   3/23/09/3/25/09     8,276/77,000       14,451/279,000
Anthony Levitan...........    200,000          4.0%           1.75           3/25/09              220,000              558,000

---------------
(1) Options generally vest at a rate 1/8th on the date six months from the vesting commencement date and 1/48 each month thereafter. The term of each option granted is generally the earlier of (1) ten years or (ii) 90 days after termination of the optionee's services to the Company. Options are immediately exercisable; however, the unvested shares purchasable under such options are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares.

(2) Based on an aggregate of 5,045,518 options granted to employees, consultants and directors of the Company, including the Named Executive Officers, during the fiscal year ended December 31, 1999.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board after consideration of a number of factors, including, but not limited to, the development life cycle of the Company's products, the Company's financial performance, market conditions, the price preferred rights and privileges of shares of equity securities sold to or purchased by outside investors, and third-party appraisals.

(4) The potential realizable value is calculated based on the terms of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option is exercised and sold on the last day of its term for the appreciated stock price. There can be no assurance that the amounts reflected in the table will be achieved.

(5) In the event of certain change of control events, the vesting of options held by Mr. Tucker shall accelerate 100% pursuant to Mr. Tucker's employment agreement.

(6) In the event of certain change of control events and a termination in connection with such change of control, the Board has implemented a policy whereby certain executives, including Messrs. Arbab, Wallace and Lipman shall have the remaining unvested option accelerate vesting by up to one year.

  AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END VALUES AT DECEMBER 31, 1999

     The following table sets forth the number of shares of common stock acquired and the value realized upon exercise of stock options during 1999 and the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 1999 by each of the named executive officers.

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING               VALUE OF UNEXERCISED
                             NUMBER OF                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                              SHARES                          DECEMBER 31, 1999(3)         DECEMBER 31, 1999($)(2)
                            ACQUIRED ON       VALUE        ---------------------------   ---------------------------
           NAME             EXERCISE(#)   REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   --------------   -----------   -------------   -----------   -------------
Gordon M. Tucker..........   2,267,563              --           --              --             --              --
Frederick R. Campbell.....          --              --           --              --             --              --
Paul Lipman...............       5,500      $   49,500       80,202         106,664       $771,016      $  922,471
Behrouz Arbab, Ph.D.......       6,667          52,669       24,583         218,750        197,279       1,755,469
Kenneth W. Wallace........          --              --       16,666         116,667        133,745         936,253
Anthony Levitan...........      20,833          57,289           --              --             --              --

---------------

(1) The value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price.

(2) Value of unexercised in-the-money option are based on the fair market value of the Company's Common Stock on December 31, 1999 of $10.125 per share, minus the per share exercise price of the options.

                             EMPLOYMENT AGREEMENTS

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

  Gordon M. Tucker Employment Agreement

     In February 1999, we entered into an employment agreement with Gordon M. Tucker, our Chief Executive Officer and a director, under which Mr. Tucker is compensated at a rate of $225,000 per year, paid on a semi-monthly basis. The agreement also provides that Mr. Tucker's employment with us will last until the earliest date on which any of the following events may occur:

     - his death or resignation from Egreetings Network;

     - his termination by us for cause;

     - his termination by us without cause; or

     - his termination due to a failure to maintain his employment conditions.

     Pursuant to the employment agreement, Mr. Tucker received a non-qualified stock option grant for the purchase of 2,267,563 shares of our common stock at an exercise price of $2.10 per share. The option vests at a rate of 1/8 of the total number of shares subject to the option on the six-month anniversary of the grant and 1/48 of the total number each month thereafter, for a total vesting period of four years. The employment agreement provides that, if Mr. Tucker is terminated other than for cause, then the stock options for the month in progress and for the twelve months thereafter shall immediately vest and shall be exercisable for three years after his termination. In addition, Mr. Tucker's employment agreement provides that, if Mr. Tucker is terminated other than for cause or he terminates his employment agreement due to a failure to maintain employment conditions and within 180 days of his termination a change of control is announced or occurs, then all his unvested stock options will immediately vest and will be exercisable for three years after Mr. Tucker's termination.

     If there is a change of control while Mr. Tucker is still employed by us, the vesting that was scheduled to occur during the first three years of Mr. Tucker's option will accelerate and become fully vested and will be exercisable for three years after termination of Mr. Tucker's employment with us. If, after a change of control,

Mr. Tucker remains employed as Chief Executive Officer and is actually or constructively terminated within one year of the change of control or, within that period, he terminates his employment with us, then all of his remaining unvested shares will vest fully and will be exercisable for three years from the date of his termination.

     The employment agreement also provides for a prorated annual bonus, the target of which was 50% of Mr. Tucker's base salary. We also paid Mr. Tucker a transition allowance of $75,000 so that Mr. Tucker could be reimbursed for, or paid for the reasonable costs and expenses of relocating from the Dallas, Texas metropolitan area to San Francisco, California. To the extent the transition allowance was not spent, Mr. Tucker has been paid the balance. All amounts paid under the transition allowance will be credited against any amounts otherwise payable to Mr. Tucker as a part of his bonus for 1999. In the event Mr. Tucker is terminated other than for cause, he is entitled to receive from us an amount equal to 12 months of his base salary and benefits.

  Frederick L. Campbell Employment and Consulting Agreement

     In May 1999, we entered into an employment and consulting agreement with Frederick Campbell, our former Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Campbell agreed to serve as our Chief Financial Officer until we hired a new Chief Financial Officer, which we did in July 1999 when we hired Andrew J. Moley to fill that position. In addition, Mr. Campbell agreed to provide consulting services to us until August 2000. For his services as our Chief Financial Officer, Mr. Campbell received an annual base salary of $175,000. For his services as a consultant, Mr. Campbell received a payment of $125,000 in August 1999 and he will receive a final payment of $125,000 in January 2000.

  Anthony Levitan Employment and Consulting Agreement

     In August 1999, we entered into an employment and consulting agreement with Anthony Levitan, our former President and Chief Concept Officer. Pursuant to the agreement, Mr. Levitan agreed to serve as our Chief Concept Officer until August 31, 1999. In addition, Mr. Levitan agreed to provide consulting services to us until August 31, 2001. For his services as our Chief Concept Officer, Mr. Levitan received an annual base salary of $175,000. For his services as a consultant, Mr. Levitan will receive payments totaling $214,500 from November 1999 through August 2001. Under the agreement, Mr. Levitan received a severance payment of $87,500 and will receive an additional severance payment of $87,500 on January 1, 2000. Mr. Levitan will also receive an additional payment of $3,625 pursuant to the agreement.

  Severance Arrangements for Senior Executives

     In June 1999, the Board approved "double-trigger" change of control acceleration for options granted to employees at the senior director level and above, such as Andrew J. Moley, Behrouz Arbab, Paul Lipman, Kenneth E. Wallace, Sarah S. Anderson, Nancy Levin, Donald E. Chaney, Scott Neamand and Andrew P. Missan. This acceleration would occur in the event that, after the change of control event involving Egreetings, any such employee is actually or constructively terminated. Upon such a termination, a senior vice president's options would accelerate by one year, a vice president's options would accelerate by nine months and a senior director's options would accelerate by six months. In addition, the Board resolved that, upon such a termination, a senior vice president would receive a cash severance payment equal to six months of such officer's base salary, a vice president would receive a cash severance payment equal to three months of such officer's base salary and a senior director would receive a cash severance payment equal to three months of such employee's base salary.

       REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON
                           EXECUTIVE COMPENSATION(1)

     The Compensation Committee of the Board of Directors ("Committee") consists of Messrs. Kim and Rosenberg, neither of whom are currently officers or employees of the Company. The Committee is responsible for establishing the Company's compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

COMPENSATION PHILOSOPHY

     The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

     - The Company pays competitively compared to leading technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and establishes its pay parameters based on this review.

     - The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

     - The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to the Company's business challenges and opportunities as owners and not just as employees.

     PHILOSOPHY REGARDING SECTION 162(m) OF THE INTERNAL REVENUE CODE. Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

     The Compensation Committee has determined that stock options granted under the Company's 1999 Equity Incentive Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant shall be treated as "performance-based compensation."

     BASE SALARY. The Committee annually reviews each executive officer's base salary. When reviewing-base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

     1999 INCENTIVE BONUS PLAN

     LONG-TERM INCENTIVES. The Company's long-term incentive program consists of the 1999 Equity Incentive Plan. The option program utilizes vesting periods (generally four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the value of the Company's Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the technology industry and the Company's philosophy of significantly linking executive compensation with stockholder interests. In 1999 the Committee granted to executives stock options that will vest over a four-year period. These grants were intended to provide incentive to maximize stockholder value

---------------

(1) The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the late hereof and irrespective of any general incorporation language contained in such filing."

over the next several years. The Committee believes this approach creates an appropriate focus on longer term objectives and promotes executive retention.

                                          The Compensation Committee

                                          Lee Rosenberg
                                          Brendon Kim

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to September 1999, the Company did not have a Compensation Committee of the Board, and the entire Board participated in all compensation decisions. In September 1999, the Board formed the Company's Compensation Committee to review and recommend to the Board compensation and benefits for the Company's officers and administer the Company's stock purchase and stock option plans. Each of the Company's directors, or an affiliated entity, holds securities of the Company.

                     PERFORMANCE MEASUREMENT COMPARISON(1)

     The following graph shows the total stockholder return of an investment of $100 in cash on December 16, 1999 for the Company's Common Stock and an investment of $100 in cash on December 31, 1999 for (i) the Standards & Poor's 500 Stock Index (the "S&P 500 Stock Index") and (ii) the Chicago Board Options Exchange Internet Index (the "CBOE Internet Index"). All values assume reinvestment of the full amount of all dividends and are calculated as of last day of each month:

          COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN ON INVESTMENT PERFORMANCE GRAPH

                                            EGREETINGS NETWORK          S&P 500 STOCK INDEX         CBOE INTERNET INDEX
                                            ------------------          -------------------         -------------------
December 16, 1999                                100.00                      100.00                      100.00
December 31, 2000                                101.25                      103.557                      95.634
January 2000                                      73.75                       98.286                      93.795
February 2000                                     56.563                      96.310                     100.266
March 2000                                        56.875                     105.625                     109.698

(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 1, 2000 by: (i) each director and nominee for director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                    BENEFICIAL OWNERSHIP(1)
                                                              ------------------------------------
                      BENEFICIAL OWNER                        NUMBER OF SHARES    PERCENT OF TOTAL
                      ----------------                        ----------------    ----------------
Gibson Greetings, Inc.(2)...................................      6,841,074             19.5%
  100 East River Center Blvd.
  Covington, KY 41011-1635
NBC-EGRT Holding, Inc. .....................................      2,475,247              7.1%
  30 Rockefeller Plaza
  New York, NY 10112
Entities Affiliated with Weiss, Peck & Greer Venture              2,333,469              6.7%
  Partners(3)...............................................
  555 San Hill Road, Suite 100
  San Francisco, CA 94194
Entities Affiliated with Altos Ventures(4)..................      2,162,544              6.2%
  2882 Sand Hill Road, Suite 100
  Menlo Park, CA 94025
Entities Affiliated with New Enterprises Associates(5)......      1,664,026              4.8%
  2490 Sand Hill Road
  Menlo Park, CA 94025
Frank O'Connell(6)..........................................      6,841,074             19.5%
Peter Nieh(3)...............................................      2,333,469              6.7%
Brendon Kim(4)..............................................      2,162,544              6.2%
Stewart Alsop(5)............................................      1,664,026              4.8%
Lee Rosenberg(7)............................................        671,089              1.9%
Gordon M. Tucker(8).........................................      2,627,563              7.5%
Frederick R. Campbell.......................................      1,610,000              4.6%
Anthony Levitan.............................................      1,630,833              4.7%
Paul Lipman(9)..............................................        103,096                *
Behrouz Arbab, Ph.D(10).....................................         52,083                *
Kenneth W. Wallace(11)......................................         27,777                *
All directors and executive officers as a group (10              16,523,392             46.8%
  persons)(12)..............................................

---------------
  * Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants exercisable within 60 days of March 1, 2000 are deemed outstanding. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 34,979,605 shares outstanding on March 1, 2000, adjusted as required by rules promulgated by the SEC.

 (2) Includes warrants to purchase 67,854 shares that are currently exercisable. On March 9, 2000, American Greetings Corp. completed its acquisition, pursuant to a cash tender offer, of all of the outstanding shares of Gibson Greetings Inc.

 (3) Consists of 500,296 shares held by WPG Enterprise Fund III, L.L.C., 572,167 shares held by Weiss, Peck & Greer Venture Associates IV, L.L.C., 22,167 shares held by WPG Information Sciences Entrepreneur Fund, L.P., 72,124 shares held by Weiss, Peck & Greer Venture Associates IV Cayman, L.P., 1,134,603 shares held by Weiss, Peck & Greer Venture Associates V, L.L.C., 1,266 shares held by WPG Venture Associates V-A, L.L.C. and 30,846 shares held by WPG Venture Associates V, Cayman L.P. Mr. Nieh, a director of Egreetings Network, is a Managing Member of WPG VC Fund Adviser, L.L.C., the Fund Investment Advisory Member of WPG Enterprise Fund III, L.L.C. and Weiss, Peck & Greer Venture Associates IV, L.L.C., and the General Partner of WPG Information Sciences Entrepreneur Fund, L.P. In addition, Mr. Neih is a Managing Member of WPG VC Fund Adviser II, L.L.C., Weiss Peck & Greer Venture Associates V-A, L.L.C., and the Fund Investment Advisory Partner of Weiss, Peck & Greer Venture Associates V Cayman, L.P. In such capacities, Mr. Nieh may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by the Weiss Peck & Greer funds. Mr. Nieh disclaims beneficial ownership of the shares held by the Weiss Peck & Greer funds within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (4) Includes 11,428 shares held by Altos Partners 1, 1,686,874 shares held by Altos Ventures I, L.P. and 412,540 shares held by Altos Ventures II, L.P. Also includes warrants to purchase 51,702 shares that are currently exercisable. Mr. Kim, a director of Egreetings Network, is a general partner of Altos Partners and, as such, may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by the Altos funds. Mr. Kim disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (5) Includes 17,142 shares held by NEA Presidents Fund, L.P., 1,428 shares held by NEA Ventures 1999, L.P., and 1,645,456 shares held by New Enterprise Associates VIII, L.P. Mr. Alsop, a director of Egreetings Network, is a general partner of New Enterprise Associates and, as such, may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by the NEA funds. Mr. Alsop disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (6) Mr. O'Connell is the former Chairman, Chief Executive Officer and President of Gibson Greetings, Inc. Effective March 8, 2000, Mr. O'Connell retired in connection with the acquisition of Gibson Greetings, Inc. by American Greetings Corp. As of March 1, 2000, but terminating on March 9, 2000, Mr. O'Connell may have been deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Gibson Greetings Inc. Mr. O'Connell disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (7) Consists of 394,378 shares held by Mr. Rosenberg personally, 16,499 shares issuable upon exercise of options to Mr. Rosenberg exercisable within 60 days of March 1, 2000, 225,366 shares held by Kettle Partners L.P. and warrants to purchase 34,846 shares that are currently exercisable held by Kettle Partners L.P. and, as such, may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Kettle Partners L.P. Mr. Rosenberg disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

 (8) Includes 1,913,238 shares subject to repurchase by us within 60 days of March 1, 2000.

 (9) Includes 97,596 shares issuable upon exercise of options exercisable within 60 days of March 1, 2000.

(10) Includes 45,416 shares issuable upon exercise of options exercisable within 60 days of March 1, 2000.

(11) Consists of 27,777 shares issuable upon exercise of options exercisable within 60 days of March 1, 2000.

(12) See footnotes 2 through 11 above, as applicable. Includes 3,000 shares held by Andrew Moley and 162,329 shares subject to repurchase by us within 60 days of March 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the transaction described below, since January 1999 there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

     - in which the amount involved exceeded or will exceed $60,000; and

     - in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

PREFERRED STOCK FINANCINGS

     From March to April 1999, we issued and sold an aggregate of 3,726,493 shares of Series F preferred stock for gross proceeds of approximately $26.1 million including 442,857 shares issued upon conversion of convertible promissory notes having an aggregate principal amount of approximately $3.1 million that were issued between November 1998 and March 1999. Each of these shares converted into two shares of Common Stock in December 1999.

     In October 1999, we issued and sold an aggregate of 5,846,546 shares of Series G preferred stock for gross proceeds of approximately $23.6 million, which converted into two-thirds of one share of Common stock in December 1999.

     In November 1999, we issued and sold 3,712,871 shares of Series G preferred stock for gross proceeds of approximately $7.5 million in cash and an advertising credit of approximately $7.5 million. Each of these shares converted into two-thirds of one share of Common stock in December 1999.

     Purchasers of our preferred stock include, among others, the following directors, holders of more than 5% of our outstanding stock and a trust of which the father of one of our executive officers is the sole trustee. All of the share numbers in the following table reflect the conversion of each outstanding share of Series F Preferred stock into two shares of common stock, and each outstanding share of Series G preferred stock into two-thirds of one share of common stock.

                                                              SHARES OF SERIES F    SHARES OF SERIES G
                          INVESTOR                             PREFERRED STOCK       PREFERRED STOCK
                          --------                            ------------------    ------------------
Lee Rosenberg(1)............................................        192,858                96,204
Entities affiliated with Altos Ventures(2)..................        485,714               512,540
Gibson Greetings, Inc.(3)...................................      1,168,000               412,226
National Broadcasting Company, Inc.(4)......................             --             3,712,871
New Enterprises Associates(5)...............................      1,400,000               264,026
Vulcan Ventures, Inc........................................      1,114,286               144,884
Entities affiliated with Weiss, Peck & Greer Venture
  Partners(6)...............................................      1,971,428               362,041
Richard M. Moley Annuity Trust U/A dated May 12, 1998(7)....             --               166,666

---------------
(1) Includes 142,858 shares of Series F preferred stock and 82,508 shares of Series G preferred stock held by Kettle Partners, L.P. for which Mr. Rosenberg, a director of Egreetings Network, serves as a principal.

(2) Consists of 11,428 shares of Series F preferred stock held by Altos Partners I, 474,286 shares of Series F preferred stock held by Altos Ventures I, L.P., and 512,540 shares of Series G preferred stock held by Altos Ventures II, L.P. Brendon Kim, a director of Egreetings Network, is affiliated with the Altos entities.

(3) Frank O'Connell, a director of Egreetings, is the Former Chairman of the Board, President and Chief Executive Officer of Gibson Greetings, Inc.

(4) National Broadcasting Company, Inc. subsequently transferred its shares of Series G preferred stock to NBC-EGRT Holding, Inc., a wholly owned subsidiary of NBC.

(5) Stewart Alsop, a director of Egreetings Network, is affiliated with New Enterprise Associates.

(6) Consists of 148,909 shares of Series G preferred stock held by Weiss, Peck & Greer Venture Associates V, L.L.C., 422,674 shares of Series F preferred stock and 77,622 shares of Series G preferred stock held by WPG Enterprise Fund III, L.L.C., 483,394 shares of Series F preferred stock and 88,773 shares of Series G preferred stock held by Weiss, Peck & Greer Venture Associates, IV, L.L.C., 18,728 shares of Series F preferred stock and 3,439 shares of Series G preferred stock held by WPG Information Sciences Entrepreneur Fund, L.P., 60,938 shares of Series F preferred stock and 11,186 shares of Series G preferred stock held by Weiss, Peck & Greer Venture Associates IV Cayman, L.P., 801,764 shares of Series F preferred stock held by WPG Venture Associates V, L.L.C. 8,280 shares of Series F preferred stock and 1,266 shares of Series G preferred stock held by WPG Venture Associates V-A, L.L.C., and 175,650 shares of Series F preferred stock and 30,846 shares of Series G preferred stock held by WPG Venture Associates V, Cayman L.P. Peter Nieh, a director of Egreetings Network, is a general partner of Weiss, Peck & Greer Venture Partners and a member or a general partner of the above-named funds.

(7) Mr. Moley, the sole trustee of this trust, is the father of Andrew J. Moley, our Chief Financial Officer.

     In connection with the promissory note issued in connection with the Series F financing, the following 5% stockholders received warrants. All of the share numbers in the following table reflect the conversion of each outstanding share of Series F preferred stock into two shares of Common Stock.

                                             NUMBER OF SHARES
              WARRANT HOLDER                SUBJECT TO WARRANT    EXPIRATION DATE
              --------------                ------------------    ---------------
Gibson Greetings, Inc.....................        53,570          November 2005
Gibson Greetings, Inc.....................        14,284          January 2006
Altos Ventures I, L.P.(2).................        17,856          November 2005
Altos Ventures I, L.P.(2).................        14,284          January 2006
Kettle Partners, L.P.(3)..................        28,570          January 2006

---------------
(2) Brendon Kim, a director of Egreetings Network, is a general partner of Altos Ventures I, L.P.

(3) Lee Rosenberg, a director of Egreetings Network, is a principal of Kettle Partners, L.P.

TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

     In February 1999, we entered into an employment agreement with Gordon M. Tucker to serve as our Chief Executive Officer. The employment agreement is not for a specified term and is terminable at will or without cause at any time upon written notice. Mr. Tucker's employment agreement further provides that the Company's Board will set Mr. Tucker's salary in accordance with the payroll policies of the Company as constituted from time to time.

     In June 1999, Mr. Tucker exercised in full the option granted to him pursuant to his employment agreement and acquired 2,267,563 shares of common stock. However, as of December 31, 1999, 1,967,457 shares held by Mr. Tucker may be repurchased at $2.10 per share by the Company, subject to certain acceleration provisions in Mr. Tucker's employment agreement. Mr. Tucker paid the $2.10 exercise price per share for such shares by delivery of a promissory note bearing a simple interest rate of 5.37% per annum. The full principal and interest payable under the note are due in June 2003 or, if Mr. Tucker's employment is terminated prior to that time, 60 days after the termination. The note is secured by the shares of common stock purchased by Mr. Tucker. As of December 31, 1999, approximately $4,891,177 in unpaid principal and interest was outstanding in the aggregate under the note.

     In July 1999, Andrew J. Moley, our Chief Financial Officer, exercised an option grant to purchase an aggregate of 200,000 shares of common stock and entered into an early exercise stock purchase agreement under the 1996 Stock Option Plan regarding the shares. However, we have a right to repurchase any unvested portion of the 200,000 shares within 90 days upon Mr. Moley's termination of employment. As of December 31, 1999, 200,000 shares held by Mr. Moley remain subject to repurchase at $2.78 per share. Mr. Moley paid the $2.78 purchase price per share for such shares by delivery of a promissory note bearing a simple interest rate of 6.00% per annum. The full principal and interest payable under the note are due in July 2003 or, if Mr. Moley's employment is terminated prior to that time, the date of Mr. Moley's termination. The note is secured by the shares of common stock purchased by Mr. Moley. As of December 31, 1999, approximately $569,014 in unpaid principal and interest was outstanding in the aggregate under the note. In October of 1999, Mr. Moley's father also purchased approximately 166,666 shares of Series G preferred stock at $6.06 per share.

     In July 1999, we loaned $200,000 to Anthony Levitan, our former President and Chief Concept Officer and then a holder of more than 5% of our outstanding stock, in exchange for a promissory note bearing a simple interest rate of 6% per annum. Principal payments of $25,000, plus interest thereon, will become due quarterly, on the last day of February, May, August and November of each year such that the full principal and interest payable under the note will be repaid no later than August 31, 2001. As of December 31, 1999, approximately $175,875 in unpaid principal and interest remained outstanding under the note.

     In May 1999, we entered into an employment and consulting agreement with Fredrick R. Campbell, our former Chief Financial Officer and then a holder of more than 5% of our outstanding stock. In August 1999, we also entered into an employment and consulting agreement with Mr. Levitan, our former President and Chief Concept Officer and then a holder of more than 5% of our outstanding stock.

ADVERTISING AND CONTENT PROVIDER AGREEMENTS WITH NATIONAL BROADCASTING COMPANY, INC.

     In November 1999 in addition to a $7.5 million purchase of Series G Preferred Stock, we entered into a two-year advertising agreement with National Broadcasting Company, Inc. for approximately $7.5 million in advertising credit. The agreement contains a pre-approved six-month advertising schedule and provides that no less than 60% of the value of the advertising provided to us will be broadcast during prime time hours. In November 1999, we also entered into a two-year content licensing agreement with NBC pursuant to which we have the right to create and distribute digital greetings for a minimum of five NBC television programs for each six-month television season, which amount may be increased, at NBC's option, to a maximum of 30 NBC television programs for each season.

     In December 1999, the Company also entered into indemnification agreements with each of its directors and executive officers. The agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law for certain liabilities to which they may become subject as a result of their affiliation with the Company.

     We believe that the foregoing transactions were in our best interest and were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and any of our officers, directors or principal stockholders will be approved by a majority of the disinterested members of the Board, will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be in connection with our bona fide business purposes.

     The Company believes that the terms of the transactions described above were no less favorable to the Company than would have been obtained from an unaffiliated third party. Any future transactions between the Company and any of its officers, directors or principal stockholders will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the Board.

TRANSACTIONS INVOLVING COOLEY GODWARD LLP

     The Company retains the law firm of Cooley Godward LLP as its primary outside corporate counsel. Mr. Tucker is married to a partner of Cooley Godward LLP. The Company paid Cooley Godward LLP approximately $301,770 in fees for the year ended December 31, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company are filed with this report, on the pages indicated below:

Report of Independent Auditors..............................   30
Balance Sheets -- December 31, 1999 and 1998................   31
Statements of Operations -- Years Ended December 31, 1999,
  1998 and 1997.............................................   32
Statements of Stockholders' Equity (Deficit) -- Years Ended
  December 31, 1999, 1998 and 1997..........................   33
Statements of Cash Flows -- Years Ended December 31, 1999,
  1998 and 1997.............................................   34
Notes to Financial Statements...............................   35

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

(a)(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.01*   Amended and Restated Certificate of Incorporation.
 3.02*   Bylaws.
 4.01*   Form of Specimen Stock Certificate.
24.02*   Fifth Amended and Restated Investors' Rights Agreement dated
         November 19, 1999.
10.01*   Form of Indemnity Agreement.
10.02*   1999 Equity Incentive Plan.
10.03*   Form of Grant Notice and Stock Option Agreement under the
         1999 Equity Incentive Plan.
10.04*   1999 Non-Employee Directors' Stock Option Plan.
10.05*   Form of Nonstatutory Stock Option Agreement under the 1999
         Non-Employee Directors' Stock Option Plan.
10.06*   1999 Employee Stock Purchase Plan.
10.07*   Form of 1999 Employee Stock Purchase Plan Offering.
10.08*   Office Lease between South Beach Development Company and
         Registrant dated October 1999.
10.09*   Lease between Jonathan Parker, Thomas M. Monahan, Harold
         Parker Properties, L.P., Harold A. Parker, Trustee, Gertrud
         V. Parker, Trustee of the Harold A. Parker Company Trust and
         Registrant dated August 1999.
10.10*   Content Provider and Distribution Agreement between
         Registrant and Gibson Greetings, Inc., as amended on
         September 30, 1999.
10.11*   Agreement between Hotmail Corporation and Registrant, as
         amended through August 1998.
10.12*   Employment Agreement between Gordon M. Tucker and Registrant dated February 12, 1999 and Promissory Note and Pledge
         Agreement between Gordon M. Tucker and Registrant dated June
         18, 1999.
10.13*   Early Exercise Stock Purchase Agreement, Promissory Note and
         Pledge Agreement between Andrew J. Moley and Registrant
         dated July 30, 1999.
10.14*   1996 Stock Option Plan, as amended.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.15*   1999 Egreetings Network Incentive Bonus Plan.
23.01    Consent of Ernst & Young LLP, Independent Auditors.
24.01+   Power of Attorney.
27.01+   Financial Data Schedules.

---------------
* Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1

+ Previously filed and incorporated by reference from the Company's Report on Form 10-K dated as of March 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2000.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                          *                                Chief Executive Officer      March 30, 2000
-----------------------------------------------------           and Director
                  Gordon M. Tucker                      (Principal Executive Officer)

                          *                               Senior Vice President and     March 30, 2000
-----------------------------------------------------      Chief Financial Officer
                   Andrew J. Moley                      (Principal Financial Officer
                                                                     and
                                                        Principal Accounting Officer)

                          *                                       Director              March 30, 2000
-----------------------------------------------------
                    Stewart Alsop

                          *                                       Director              March 30, 2000
-----------------------------------------------------
                   Brendon S. Kim

                          *                                       Director              March 30, 2000
-----------------------------------------------------
                     Peter Nieh

                          *                                       Director              March 30, 2000
-----------------------------------------------------
                 Frank J. O'Connell

                          *                                       Director              March 30, 2000
-----------------------------------------------------
                    Lee Rosenberg

                 As Attorney-in-Fact
               By: /s/ ANDREW J. MOLEY
----------------------------------------------------
                   Andrew J. Moley

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.01*   Amended and Restated Certificate of Incorporation.
 3.02*   Bylaws.
 4.01*   Form of Specimen Stock Certificate.
24.02*   Fifth Amended and Restated Investors' Rights Agreement dated
         November 19, 1999.
10.01*   Form of Indemnity Agreement.
10.02*   1999 Equity Incentive Plan.
10.03*   Form of Grant Notice and Stock Option Agreement under the
         1999 Equity Incentive Plan.
10.04*   1999 Non-Employee Directors' Stock Option Plan.
10.05*   Form of Nonstatutory Stock Option Agreement under the 1999
         Non-Employee Directors' Stock Option Plan.
10.06*   1999 Employee Stock Purchase Plan.
10.07*   Form of 1999 Employee Stock Purchase Plan Offering.
10.08*   Office Lease between South Beach Development Company and
         Registrant dated October 1999.
10.09*   Lease between Jonathan Parker, Thomas M. Monahan, Harold
         Parker Properties, L.P., Harold A. Parker, Trustee, Gertrud
         V. Parker, Trustee of the Harold A. Parker Company Trust and
         Registrant dated August 1999.
10.10*   Content Provider and Distribution Agreement between
         Registrant and Gibson Greetings, Inc., as amended on
         September 30, 1999.
10.11*   Agreement between Hotmail Corporation and Registrant, as
         amended through August 1998.
10.12*   Employment Agreement between Gordon M. Tucker and Registrant dated February 12, 1999 and Promissory Note and Pledge
         Agreement between Gordon M. Tucker and Registrant dated June
         18, 1999.
10.13*   Early Exercise Stock Purchase Agreement, Promissory Note and
         Pledge Agreement between Andrew J. Moley and Registrant
         dated July 30, 1999.
10.14*   1996 Stock Option Plan, as amended.
10.15*   1999 Egreetings Network Incentive Bonus Plan.
23.01    Consent of Ernst & Young LLP, Independent Auditors.
24.01+   Power of Attorney.
27.01+   Financial Data Schedules.

---------------
* Previously filed and incorporated by reference from the Company's Registration Statement on Form S-1

+ Previously filed and incorporated by reference from the Company's Form 10-K filed on March 30, 2000.