Form 10-K405/A
period 1999-12-31
EGREETINGS NETWORK INC
filed 2000-05-01
CIK 1083992

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

     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $89,463,326 based upon the closing price of the Common Stock on March 1, 2000 on the NASDAQ National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

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