Form 10-Q
period 2000-03-31
EGREETINGS NETWORK INC
filed 2000-05-15
CIK 1083992

                                 United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Transition Period From       to       .
                                              -------  -------

                       Commission File Number: 005-57829
                                               ---------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at May 10, 2000
        Common Stock, $0.01 par value                    34,985,429

                                TABLE OF CONTENTS

                                      10-Q

PART I - FINANCIAL INFORMATION
Item 1  Condensed Financial Statements (unaudited)
        -  Balance Sheets at March 31, 2000 and December 31, 1999
        - Statements of Operations for the three months ended March 31, 2000 and 1999
        - Statements of Cash Flows for the three months ended March 31, 2000 and 1999
        -  Notes to Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION
Item 1  Legal Proceedings
Item 6  Exhibits and Reports
Signatures

                            EGREETINGS NETWORK, INC.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               2000                1999
                                                                                           -------------       -------------
                                                                                             UNAUDITED
  Current assets:
    Cash and cash equivalents .......................................................      $      20,585       $      81,774
    Short-term investments ..........................................................             40,334                  --
    Accounts receivable (net of allowances for doubtful
       accounts of $200 in 2000 and $69 in 1999) ....................................              2,629               1,228
    Prepaid expenses and other current assets .......................................              9,263               9,244
                                                                                           -------------       -------------
            Total current assets ....................................................             72,811              92,246
  Long-term investments .............................................................              4,921                  --
  Property and equipment, net .......................................................             15,839              11,800
  Deferred content costs ............................................................             11,453              12,740
  Restricted cash deposit ...........................................................                 77               2,172
  Deposits and other assets .........................................................              1,075               1,165
                                                                                           -------------       -------------
            Total assets ............................................................      $     106,176       $     120,123
                                                                                           =============       =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ................................................................      $       2,336       $       7,910
    Accrued expenses and other current liabilities ..................................              2,171               4,029
    Accrued royalties ...............................................................                185                 290
    Deferred revenue ................................................................                605                 581
    Current portion of equipment term loan ..........................................              1,769               1,764
                                                                                           -------------       -------------
            Total current liabilities ...............................................              7,066              14,574
  Equipment term loan, less current portion .........................................              3,270               3,718
                                                                                           -------------       -------------
            Total liabilities .......................................................             10,336              18,292
  Commitments and contingencies
  Stockholders' equity
    Convertible preferred stock, $0.001 par value: 15,500,000 shares authorized;
       2,523,546 shares issued and outstanding in 1998 ..............................                 --                  --
    Common stock, $0.001 par value: 65,000,000 shares authorized; 34,501,140 and 35,335,082 shares issued and outstanding at December 31, 1999 and
       March 31, 2000, respectively .................................................            165,409             159,227
    Deferred stock compensation .....................................................             (1,551)             (2,195)
    Notes receivable from stockholders ..............................................             (7,449)             (5,490)
    Accumulated deficit .............................................................            (60,569)            (49,711)
                                                                                           -------------       -------------
            Total stockholders' equity ..............................................             95,840             101,831
                                                                                           -------------       -------------
            Total liabilities and stockholders' equity ..............................      $     106,176       $     120,123
                                                                                           =============       =============


                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      2000                1999
                                                                  -------------       -------------
                                                                              UNAUDITED
   Revenues ................................................      $       2,821       $         103
   Costs and expenses:
     Cost of services ......................................              1,071                 399
     Sales and marketing ...................................              5,857               2,889
     Operations and development ............................              4,119               1,263
     General and administrative ............................              1,961                 980
     Amortization of deferred content costs ................              1,288                 153
     Amortization of deferred stock compensation ...........                404                 154
                                                                  -------------       -------------
             Total costs and expenses ......................             14,700               5,838
                                                                  -------------       -------------
   Loss from operations ....................................            (11,879)             (5,735)
   Interest income (expense), net ..........................              1,021                (166)
                                                                  -------------       -------------
   Net loss ................................................      $     (10,858)      $      (5,901)
                                                                  =============       =============
   Net loss per share:
     Pro forma basic and diluted ...........................      $        (.33)      $        (.69)
                                                                  =============       =============
   Shares used in calculation of net loss per share:
     Pro forma basic and diluted ...........................             33,025               8,583
                                                                  =============       =============



                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                              2000             1999
                                                                                           ----------       ----------
                                                                                           UNAUDITED        UNAUDITED
OPERATING ACTIVITIES
Net loss ............................................................................      $  (10,858)      $   (5,901)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ......................................................................             997              356
  Amortization of deferred content costs ............................................           1,288              154
  Amortization of deferred stock compensation .......................................             404              153
  Bad debt expense ..................................................................              92               --
  Other .............................................................................                               46
  Changes in operating assets and liabilities:
    Accounts receivable .............................................................          (1,493)             180
    Prepaid expenses and other current assets .......................................             (18)            (331)
    Other assets ....................................................................           2,185               33
    Accounts payable and accrued liabilities ........................................          (7,539)             575
    Deferred revenue ................................................................              25               83
                                                                                           ----------       ----------
  Net cash used in operating activities .............................................      $  (14,917)      $   (4,652)
  INVESTING ACTIVITIES
  Purchases of property and equipment, net ..........................................          (5,036)          (2,935)
  Purchases of marketable securities ................................................        (101,355)              --
  Proceeds from sale/maturity of marketable securities ..............................          56,100               --
                                                                                           ----------       ----------
  Net cash used in investing activities .............................................         (50,291)          (2,935)
  FINANCING ACTIVITIES
  Borrowings under equipment term loan ..............................................                              499
  Payments on equipment term loan ...................................................            (444)             (45)
  Issuance of common stock, net .....................................................           4,463                9
  Issuance of preferred stock, net ..................................................                           19,650
                                                                                           ----------       ----------
  Net cash provided by financing activities .........................................           4,019           20,113
  Net increase (decrease) in cash and cash equivalents ..............................         (61,189)          12,526
  Cash and cash equivalents at beginning of period ..................................          81,774              268
                                                                                           ----------       ----------
  Cash and cash equivalents at end of period ........................................      $   20,585       $   12,794
                                                                                           ==========       ==========
  SUPPLEMENTAL DISCLOSURES
  Cash paid for interest ............................................................      $      101       $       13
                                                                                           ==========       ==========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for notes receivable ................................      $    1,959       $        0
                                                                                           ==========       ==========
       Valuation of preferred stock warrant in connection with content agreement ....      $        0       $    2,362
                                                                                           ==========       ==========

       Valuation of deferred stock compensation .....................................      $      239       $    1,635
                                                                                           ==========       ==========

                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. THE COMPANY AND BASIS OF PRESENTATION

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    Certain prior period balances have been reclassified to conform to current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

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

    Dependence on Third Parties and Related Party Transactions

    A common stockholder, Gibson Greetings, Inc. ("Gibson") now a wholly-owned subsidiary of American Greetings Corp., provides a significant portion of the Company's online cards content pursuant to an agreement that the Company pays royalties. Under this agreement, the Company paid royalties to this related party of $106,000 and $67,000 in the three months ended March 31, 2000 and 1999, respectively. Royalty obligations arise as online cards containing third-party content are sent by consumers. Royalty expenses are recorded with a charge to cost of services in the statement of operations in the period during which the related obligations arise. In addition, the Company relies on another entity to provide a majority of support necessary to maintain the server and transmit data. The inability of any of these parties to fulfill their obligations with the Company could negatively impact the Company's future results.

3. NET LOSS PER SHARE DATA

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

    Pro forma net loss per share for the three months ended March 31, 1999 has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted upon completion of the Company's initial offering, using the if-converted method.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, expect share and per share amounts):


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                 ----------       ----------
  Historical:
    Net loss ..............................................................      $  (10,858)      $   (5,901)
                                                                                 ----------       ----------
    Weighted average shares of common stock outstanding ...................          35,046            3,480
    Less: weighted average shares of common stock that may be repurchased..           2,021                0
                                                                                 ----------       ----------
    Weighted average shares of common stock outstanding
       used in computing basic and diluted net loss per share .............          33,025            3,480
                                                                                 ----------       ----------
    Basic and diluted net loss per share ..................................      $     (.33)      $    (1.70)
                                                                                 ==========       ==========
  Pro forma:
    Net loss ..............................................................                       $   (5,901)
                                                                                                  ----------
    Weighted average shares used in computing basic and
       diluted net loss per share (from above) ............................                            3,480
    Adjustment to reflect the effect of the assumed conversion of
       preferred stock to common stock from the date of issuance ..........                            5,103
                                                                                                  ----------
    Weighted average shares used in computing pro forma
       basic and diluted net loss per share ...............................                            8,583
                                                                                                  ----------
    Pro forma basic and diluted net loss per share ........................                       $     (.69)
                                                                                                  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties that are based on our current expectations about our company and our industry. We make such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 2 under "Factors That May Affect Future Results." Actual results may differ materially from those projected, anticipated or indicated in any forward-looking statements. In Item 2, we use the words "anticipates," "believes," "intends," "future," "could" and similar words and expressions referencing future events, conditions or circumstances identify forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to our strategy, the launch of new services on our Web site, the rearchitecture of our Website, our market opportunities, the ability to meet revenue-generating milestones with our current partners, the anticipated use of proceeds from our recent offering, our anticipated advertising revenues, our ability to attract and retain distribution partners, our ability to attract and retain quality e-commerce partners and generate revenues from such partnerships, our competitive position, our ability to continue to license and develop high quality content, our management's discussion and analysis of our financial condition and results of operations. The section entitled "Risk Factors" appearing in this report describes those factors that we currently consider material and that could cause these differences. These factors also include, but are not limited to, those discussed in our other SEC filings, including our Registration Statement on Form S-1 declared effective December 16, 1999 by the SEC (File No. 333-88595) and in our Annual Report on Form 10-K filed March 30, 2000 with the SEC. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

    You should read the following discussion and analysis in conjunction with our financial statements and related notes included in this report.

OVERVIEW

    From our inception in July 1994 through the year ended 1996, we derived our revenues primarily from the sale of paper greeting cards, first through CD-ROM based catalogs and then through our Web site and our online store on America Online (AOL). In February 1997, we implemented AOL's first online cards service, and in late 1997, we launched our own online cards service from our Web site. Revenues through the year ended 1997 consisted primarily of fees from AOL and, to a lesser extent, sales of paper and online cards through our Web site. We discontinued the sale of paper greeting cards through our Web site in July 1997 in order to focus on our online cards service. Revenues for the year ended 1998 were derived largely from the sale of advertisements, sponsorships and online cards on our Web site and from content licensing fees paid to us by AOL. Our relationship with AOL ended in late 1998.

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

RESULTS OF OPERATIONS

Revenues

    Revenues grew to $2.8 million for the quarter ended March 31, 2000 from $103,000 for the quarter ended March 31, 1999. The catalyst for this growth has been the significant increase in traffic to our Web site, which in turn has driven growth in our advertising inventory and direct marketing base. We have capitalized on this growth by building our sales team steadily throughout 1999 and in the first quarter of 2000.

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

Cost of Services

    Cost of services is comprised primarily of royalties paid to content licensors, the cost of our internal content production, Internet connectivity charges, server co-location costs, direct marketing list management costs and the cost of goods sold from our online gift store.

    Cost of services increased to $1.1 million for the quarter ended March 31, 2000 from $399,000 for the quarter ended March 31, 1999. The increase in this cost is primarily due to increases of in-house content costs resulting from the rise in demand for our online cards, as well as costs associated with two emerging revenue streams, namely direct marketing list management costs and cost of goods sold from our online store which opened in late 1999. Content royalty fees actually decreased as our customers sent more on line cards produced by the Company than online cards produced by third party publishers.

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

    Sales and marketing expenses increased to $5.9 million for the quarter ended March 31, 2000 from $2.9 million for the quarter ended March 31, 1999. This increase is primarily attributable to increases in television, radio and online advertising costs for our year 2000 Valentine's Day advertising campaign. Sales related expenses also increased due to the growth in our sales team to 19 people at March 31, 2000 from 4 people at March 31, 1999, which growth was planned in order to monetize the large increase in our Web site traffic and resulting advertising inventory. We anticipate that overall sales and marketing expenses will increase in absolute dollars in the foreseeable future. Sales and marketing expense as a percentage of total revenues may fluctuate depending on the timing and type of new marketing programs and distribution agreements and the addition of sales and marketing personnel.

Operations and Development

    Operations and development expenses consist primarily of personnel and facilities costs for our site management, product management, business development, engineering, information systems, site operations and site production departments.

    Operations and development expenses increased to $4.1 million for the quarter ended March 31, 2000 from $1.3 million for the quarter ended March 31, 1999. These increases primarily were due to increased personnel costs, including the cost of independent contractors assisting on various engineering projects. Depreciation expense also increased due to the addition of hardware and software to support the increased traffic on our Web site. We anticipate that overall operations and development expenses will increase in the foreseeable future. These expenses as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of new personnel hires to support and expand our site infrastructure and traffic.

General and Administrative

    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, facilities and administration, legal, human resources and fees for professional services.

    General and administrative expenses increased to $2.0 million for the quarter ended March 31, 2000 from $980,000 for the quarter ended March 31, 1999. This increase is primarily the result of increased personnel, facility and overhead costs necessary to support our growing business infrastructure. We have increased our office space from approximately 14,000 square feet in the first quarter of 1999 to approximately 70,000 square feet in the first quarter of 2000. We anticipate that general and administrative expenses will continue to increase in the foreseeable future. General and administrative expense as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of additional investments in general and administrative infrastructure.

Amortization of Deferred Content Costs

    Amortization of deferred content costs increased to $1.3 million for the quarter ended March 31, 2000 from $153,000 for the quarter ended March 31, 1999. This increase is primarily the result of a significant upward revaluation during 1999 of a warrant issued to Gibson Greetings, Inc. in connection with rights to distribute Gibson's content in the form of online cards. Also in late 1999, we incurred approximately $4.8 million of content costs in conjunction with a content licensing agreement signed with the National Broadcasting Company, Inc. We will periodically review the recoverability of the deferred content costs and will write these assets down to their net realizable value if impairment is deemed to have occurred.

Amortization of Deferred Stock Compensation

    Amortization of deferred stock compensation increased to $404,000 for the quarter ended March 31, 2000 from $154,000 for the quarter ended March 31, 1999. These charges relate to the amortization of deferred stock compensation over the vesting periods, generally four years, of options granted in 1998 and 1999 at exercise prices less than the deemed fair value of our common stock on the grant date.

Interest Income (Expense), Net

    Net interest income increased to $1.0 million for the quarter ended March 31, 2000 from an expense of $166,000 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, interest was earned primarily on proceeds from our initial public offering in December 1999. These proceeds are invested in high quality, short-term investments, including money market funds. Interest earned in both periods was offset by interest on equipment term loans. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Income Taxes

    There has been no provision made for federal or state income taxes for any period as we have incurred operating losses to date.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the private placements of equity securities and, in December 1999, an initial public offering of common stock. To a lesser extent we have used equipment financing facilities to fund operations.

    Net cash used in operating activities was $14.9 million and $4.7 million for the quarters ended March 31, 2000 and 1999, respectively. Cash used in operating activities resulted primarily from net losses partially offset by increases in accounts payable and accrued liabilities and by non-cash charges for depreciation of furniture and equipment and amortization of deferred content and stock compensation costs. Net cash used in investing activities was $50.3 million and $2.9 million for the quarters ended March 31, 2000 and 1999, respectively. Of these amounts, approximately $5.0 million and $2.9 million for the quarters ended March 31, 2000 and 1999, respectively, were used to acquire network hardware and software and other equipment to support our growth in Web site traffic and personnel. The remaining $45.0 million in 2000 was used to invest in high quality, primarily short-term financial instruments. Net cash provided by financing activities was $4.0 million and $20.1 million for the quarters ended March 31, 2000 and 1999, respectively, and was generated primarily through the sale of common stock, preferred stock, and borrowings offset by loan pay downs. Due to proceeds received from our initial public offering in December 1999, we did not actively pursue additional financing during the quarter ended March 31, 2000 other than the exercise by our underwriters of their right to purchase allotted shares from the initial stock offering.

    As of March 31, 2000, we had approximately $20.6 million of cash and cash equivalents, $45.3 million of investments and working capital of $65.7 million. As of March 31, 2000, we have a material operating lease commitment for our San Francisco headquarters facility. Other commitments include several immaterial equipment operating leases and our equipment term loans. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operation, infrastructure and personnel. We currently anticipate growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending June 30, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

                                  RISK FACTORS


RISKS RELATED TO OUR BUSINESS AND PROSPECTS

OUR BUSINESS AND OUR PROSPECTS ARE DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY UNDER OUR CURRENT BUSINESS MODEL IS UNPROVEN AND WE MAY CHANGE OUR BUSINESS MODEL IN THE FUTURE.

     Though we were incorporated in and have been operating since July 1994, we have significantly changed our business model since November 1998. The changes to the business model include a shift from charging consumers for our online cards to a free online card service supported by the sale of advertising and sponsorships and revenues derived from the sale of products through our Web site. Because our business model is largely untested, we cannot be sure that it will yield expected results. Because the Internet is constantly changing, we may also need to continue to change our current business model. Changes in our business model or organizational structure could impose significant burdens on our management team and our employees and could result in loss of productivity or increased employee attrition. We may also encounter numerous other risks as an early-stage company with a new and evolving business model. To address the risks we face, we must, among other things:

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


    Although we intend to offer more e-commerce services, we may not generate significant revenues from these services because we have very limited experience in e-commerce. Our future success will largely depend on our ability to generate revenues through the facilitation of e-commerce transactions, a business area in which we have limited experience. We intend to facilitate these transactions both by directing consumers to our partners and by enabling consumers to purchase products and services directly from our Web site. We also expect third parties to fulfill these orders and deliver to consumers the goods and services that are purchased on or through our Web site. These methods of revenue generation are relatively new and largely untested for us. Market pressure and increasing consolidation in the e-commerce industry may make the creation of partnerships more difficult or the facilitation of transactions less attractive. In addition, the development and implementation of our e-commerce services will require additional management, financial and operational resources and may strain our existing resources. Our expansion into e-commerce may not be timely or may not generate sufficient revenues to offset the cost of our expansion into that area.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES. OUR BUSINESS WILL BE SERIOUSLY HARMED IF OUR REVENUES DO NOT GROW.

    We have incurred significant net losses in each fiscal quarter since our inception, including a net loss of approximately $10.9 million in the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $60.6 million. We expect to have net losses and negative operating cash flows for the foreseeable future.

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

    We rely on third-party content providers, such as Gibson Greetings, NBC, music producers, movie studios, traditional card designers, cartoonists and independent artists, for a significant portion of our content. To be successful, we will need to maintain our existing relationships as well as establish similar relationships with new parties who can provide us with cross-media and promotional opportunities. If we fail to retain our existing content relationships or enter into new relationships, the variety and quality of the content on our Web site may be reduced, traffic to our Web site may decrease, our advertising revenues may be impaired and future e-commerce revenues may not materialize.

    For the three months ended March 31, 2000, 24.0% of all online cards sent from our Web site contained content that we obtained pursuant to an exclusive license agreement with Gibson that expires in December 2002. Gibson may also terminate our rights to exclusivity if our consumers do not send at least 2.8 million online cards via our Web site in each month during the term of the license agreement and if this minimum delivery requirement is not exceeded in any of the three months following the month in which the shortfall occurred. If the license agreement terminates and we are unable to renew this arrangement, the amount of content we are able to offer our consumers will significantly decrease.

     In March 2000, American Greetings, Inc. acquired Gibson. American Greetings also is the parent company of AmericanGreetings.com, which is one of our competitors in the online cards market. We have not yet fully determined how our relationship with Gibson or our rights pursuant to our license agreement with Gibson will be affected by this acquisition. If Gibson or American Greetings fail to perform under the terms of our license agreement, the amount of content we are able to offer our consumers will decrease significantly, which could harm our business.

    With the exception of our relationships with Gibson and NBC, our existing content alliances are pursuant to short-term agreements. When these agreements expire or otherwise terminate, we may be unable to renew them on favorable terms or at all or to obtain similar agreements with other parties. Additionally, our competitors may enter into agreements with existing or prospective content partners that may be or would have been integral to our future content and brand development.

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

OUR CONTINUED GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND.

    In October 1998, we changed our name to E-greetings Network and launched a marketing campaign to establish the brand name "Egreetings." We believe that continuing to establish and maintain the Egreetings brand will be an important aspect of our efforts to retain our current consumers, attract and expand our Internet audience, license and create new content, and appeal to advertisers and e-commerce merchants. We believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. Accordingly, we intend to continue pursuing an aggressive brand enhancement strategy. We intend to incur significant expenditures on these advertising and promotional programs and activities in the future. These expenditures may not result in a sufficient increase in revenues. In addition, even if our brand recognition increases, we may not acquire new consumers and even if we do, the amount of traffic on our Web site may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, we may be unable to increase future revenues.

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

    We compete with many Internet companies for content, consumer attention and time, advertising revenue, direct marketing revenue and e-commerce revenue. We expect this competition to increase. We compete, in particular, with the following types of companies:

    - Companies that offer online cards via the Internet. Companies or their affiliates such as American Greetings, Hallmark and 123 greetings.com offer online cards via the Internet. In addition, some of these companies offer e-commerce merchants' products that can be purchased at or through their Web sites. Several of these companies also offer features on their Web sites that are similar or identical to our Web site's features.

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

    - Internet companies that focus on gifts. Several Internet companies offer gifts on their Web sites. Although these companies currently do not offer online cards, they may begin to do so in the near future. In addition, they compete directly with our e-commerce business.

    - Media, entertainment and other companies using electronic greetings. Media, entertainment and other companies with an online presence now offer or in the future may offer online cards to consumers featuring their characters, logos, brand names and other creative products.

    In December 1999, Excite@Home Network acquired Bluemountain.com, the online business of Blue Mountain Arts. Excite@Home has significantly greater resources than we do, and we expect it will use some of these resources to focus on the online cards market. This could harm our business and our ability to compete effectively. In addition, the acquisition of Gibson, as a wholly-owned subsidiary, by American Greetings Corp. was consummated in March 2000 and American Greetings became the controlling corporation of our largest stockholder. American Greetings competes with us in the online cards market through its affiliated company AmericanGreetings.com. As a competitor, American Greetings' interests may diverge from our interests, and it may take actions that would harm us competitively, despite its status as the corporate parent of our largest stockholder.

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

We may be unable to compete successfully for advertisers and e-commerce partners. The increasing number of Internet content and service providers has resulted in increased competition for advertising dollars. Internet companies currently sell advertisements largely based on the demographics of their audience, the quality of their content and their ability to deliver guaranteed "impressions," or the number of times an advertisement appears in Web pages viewed by consumers using their Web sites. Our competitors may be able to provide more desirable demographics, higher quality content and a higher number of guaranteed impressions than we are able to. This could make it difficult for us to obtain the advertising or direct marketing relationships that we will need in order to generate sufficient revenues. As increasing consolidation and market condition pressures affect companies in the e-commerce and Internet industry, our current and potential partners' budget dollars allocated to advertising and direct marketing spending may diminish or be eliminated. In addition, increased competition for advertising or direct marketing dollars could result in price reductions, reduced margins or loss of market share, any of which would harm our business.

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

    As we expand our e-commerce activities, our success will depend in large part on the ability of third parties to fulfill our consumers' orders and deliver goods and services to our consumers. Failure of vendors or shippers to fill our consumers' orders or deliver quality goods and services on time would harm our business. Increasing consolidation and pressure related to market conditions for third party e-commerce partners could cause delays or other problems related to delivery or orders of goods. In addition, strikes or other service interruptions affecting fulfillment and delivery services would impair our ability to deliver merchandise ordered by our consumers on a timely basis.

OUR FUTURE SUCCESS WILL DEPEND ON THE INCREASING USE OF THE INTERNET AND THE GROWTH OF E-COMMERCE.

    Our future success will depend heavily on the acceptance and wide use of the Internet for e-commerce. If e-commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Market conditions affecting e-commerce providers may also impact our ability to grow the service and product offerings on our Web site. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may be unable to support the demands placed on it by increased usage. Internet service providers, online service providers and other Web site operators have already experienced significant outages. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting to changing or emerging technologies.

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

EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE MANAGEMENT ATTENTION AND RESOURCES AND MAY BE UNSUCCESSFUL.

    To date, we have offered content and services directed at consumers and businesses in the United States. We plan to offer localized content and services directed at international customers in the future in order to increase the international traffic to our Web site. We do not have any experience in localizing our content and services to conform to local cultures, standards and policies. We may have to compete with local companies that are likely to understand the local market better than we do. In addition, to achieve satisfactory performance for consumers, advertisers and e-commerce partners in international locations, it may be necessary to locate physical facilities, such as facilities to host our server computers, in the foreign market. We do not have experience establishing facilities in foreign countries. We may not be successful in appealing to a larger international market or in generating revenues from foreign advertising or e-commerce activities. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries could harm our business.

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

OUR STOCK PRICE HAS DECLINED IN RECENT MONTHS; CONTINUED VOLATILITY IN THE STOCK MARKET MAY CAUSE FLUCTUATIONS AND/OR FURTHER DECLINE IN OUR STOCK PRICE

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2000, the closing sale prices of our common stock on the NASDAQ National Market ranged from $12.375 on January 3, 2000 to $5.6875 on March 31, 2000 and the sale price of our common stock on May 10, 2000 closed at $2.875. Our stock price may fluctuate in response to any number of factors and events, such as quarterly fluctuations in operating results, announcements of technological innovations, content relationships, new product offerings by us or our competitors, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, particularly with respect to technology and Internet stocks, has experienced extreme volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies irrespective to the operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance.

RISKS RELATED TO OPERATIONS

TO MANAGE OUR GROWTH, WE WILL NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES.

    We currently are experiencing a period of rapid expansion in our Web site traffic, personnel, facilities and infrastructure. For example, the average number of daily visits to our Web site increased approximately 448% from 112,800 for the month of November 1998, the month we began to offer our online cards at no cost, to 618,700 for the month of March 2000, and our number of employees increased from 52 on October 31, 1998 to 176 on March 31, 2000, with most of this growth in the areas of marketing, engineering and operations. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future to address expected growth in our consumer base, expansion of our product and service offerings and the pursuit of e-commerce and other strategic opportunities. This growth and expansion have placed, and we expect they will continue to place, a significant strain on our management, operational and financial resources. In order to manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our work force. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage our growth effectively. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

SYSTEM FAILURES, SLOW DOWNS OR SECURITY BREACHES WOULD HARM OUR REPUTATION AND THUS REDUCE OUR ATTRACTIVENESS TO OUR CURRENT AND FUTURE CONSUMERS, ADVERTISERS AND E-COMMERCE PARTNERS.

    System failures and slow downs could permanently harm our reputation and brand, and reduce our attractiveness to consumers, advertisers and e-commerce partners. Our ability to attract consumers, advertisers and e-commerce partners will depend significantly on the performance of our network infrastructure. A key element of our strategy is to generate a high volume of traffic on our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site and our computer infrastructure are critical to our reputation and our ability to attract and retain consumers, advertisers and e-commerce merchants. An increase in the volume of consumer traffic could strain the capacity of our infrastructure. For example, during the week before Valentine's Day, we frequently experience heavy increases in traffic to our Web site, which result in slower response rates. We may be unable to improve our technical infrastructure in relation to increased consumer volume generally and, in particular, during peak capacity periods. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be harmed permanently. In addition, we could lose advertising revenues during these interruptions and consumer satisfaction could be negatively impacted if our service is slow or unavailable. Furthermore, our consumers use Internet service providers, online service providers and other Web site operators for access to our Web site. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

    The occurrence of an earthquake or other natural disaster or unanticipated problems at our leased facility in San Francisco, California or at the location of servers that host or back-up our systems could result in interruptions or delays in our business, loss of data or could render us unable to provide services. In addition, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, and similar events. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruption in our service.

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

WE RECENTLY RECRUITED MOST OF OUR MANAGEMENT TEAM.

    Many members of our management team have been hired in the last year, including our Chief Financial Officer, Senior Vice President of Sales, Vice President of Marketing, Chief Technology Officer, Vice President of Business Development, Entertainment, Vice President of Finance and Vice President and General Counsel. Many of these individuals do not have significant experience working together or with the rest of our management team. We cannot assure you that they will be able to work together successfully or manage any growth we experience. The process of integrating these individuals may detract from the operation of, and have an adverse effect on, our business.

 OUR SENIOR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES ARE CRITICAL TO OUR BUSINESS, AND THEY MAY NOT REMAIN WITH US IN THE FUTURE.

    Our success will be substantially dependent on the performance of our senior management and key creative, technical, marketing and sales personnel, many of who joined us only in the last year. The loss of the services of any of our executive officers or other key employees, the loss of any of which could harm our business. We do not have employment agreements with our executive officers, senior management or other key personnel, other than an employment agreement with our Chief Executive Officer. In addition, our employees may voluntarily terminate their employment at any time.

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

RISKS RELATED TO CONTENT, INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITE OR THE PRODUCTS AND SERVICES AVAILABLE THROUGH OUR WEB SITE.

    We provide a wide variety of content that enables consumers to send online cards and other communications, and we intend to offer services that will allow consumers to conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for the activities of their consumers is currently unsettled. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for material posted on Web sites by third parties where such materials infringe copyrights or proprietary rights of others. The protections afforded by this legislation have not been fully determined. Claims could be made against us for negligence, defamation, libel, copyright or trademark infringement, personal injury or other legal claims based on the content that we license from third parties or create internally or based on content that may be posted online by our consumers. While we generally obtain written licenses to use third-party content on our Web site, in some instances we rely only upon oral licenses. In addition, we could be exposed to liability with respect to third-party or internally created content on our Web site or with respect to the content of third-party Web sites that may be accessible through our Web site. These claims might include, among others, that by providing access to third-party content or by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through those Web sites. Furthermore, we could be exposed to liability for content and materials that may be created by consumers in build-your-own customized online cards. Any claims like these, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business. Although we carry general liability insurance, our insurance policy does not currently cover intellectual property infringement. Obtaining adequate insurance coverage or implementing measures to reduce our exposure to this type of liability may require us to spend substantial resources. We currently do not have plans to obtain insurance that would cover intellectual property infringement.

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

CONSUMER PRIVACY CONCERNS AND CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN OR USE INFORMATION ABOUT OUR CONSUMERS.

    Privacy concerns may cause consumers to resist providing the personal data necessary to support our ability to collect information about our consumers. Our Web site currently uses "cookies" to track consumer preferences in order to tailor content to them. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a consumer's hard drive, possibly without the consumer's knowledge, but generally removable by the consumer. We also capture demographic and profile information when an individual registers as a member with us, and we capture and retain data based on online cards sent and received by our consumers. We utilize this information to assist advertisers in targeting their online advertising campaigns to consumers with particular demographic characteristics. Although we currently have a policy against providing our customers' personal information to third parties, we may decide in the future to provide some or all of this information to our advertising and e-commerce partners. In the past, the Federal Trade Commission has investigated companies that have taken actions like this without permission or in violation of the companies' stated privacy policies. If we begin providing information like this without permission or in violation of our privacy policy, we may face potential liability for invasion of privacy. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our Web site products and services. In April 2000, the Children's Online Privacy Protection Act of 1998 went into effect regulating the collection and use of information with regard to children under the age of 13. As a result, the Company has ceased collecting personal information from children it knows to be under 13 and altered its privacy policy to reflect compliance with the Act. In addition, other legislative or regulatory requirements may heighten these concerns if businesses must notify Internet consumers that the data may be used by marketing entities to direct product promotion and advertising to the consumer. Other countries and political entities, such as the European Union, have adopted legislation and regulatory requirements like this. The United States may adopt similar legislation or regulatory requirements. If we do not adequately address consumer privacy concerns, our business could be materially harmed.

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

    There is also uncertainty regarding the imposition of sales and other taxes on e-commerce transactions, which may impair our ability to derive financial benefits from e-commerce activities. Although the Internet Tax Freedom Act precludes, for a period of three years ending January 2002, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Proposals like these, if adopted, could substantially impair the growth of e-commerce and could adversely affect our opportunity to derive financial benefits from e-commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the sale of merchandise on or through our Web site, it could affect our cost of doing business.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our policy is to maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2000, all of our funds were held in money market funds, U.S. government and agency securities and investment grade corporate bonds and equities. We did not hold derivative financial instruments as of March 31, 2000 and have never held these instruments in the past.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication.

    The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position of results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.                        TITLE:
-----------                        ------
10.16                              Stock Option Grant Notice dated February 23, 2000 and Early Exercise Stock Purchase Agreement
                                   dated February 23, 2000
27.1                               Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2000.

                               EGREETINGS NETWORK, INC.

                               By: /s/ ANDREW J. MOLEY
                                  ---------------------------------------------
                                               Andrew J. Moley
                               Chief Financial Officer and Senior Vice President
                                         (Principal Financial Officer)

                               By: /s/ SCOTT F. NEAMAND
                                  ---------------------------------------------
                                                Scott F. Neamand
                                            Vice President, Finance
                                         (Principal Accounting Officer)