Form 10-Q
period 2000-06-30
EGREETINGS NETWORK INC
filed 2000-08-14
CIK 1083992

                                 United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the Transition Period From ___________ to ___________.

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                          OUTSTANDING AT JULY 31, 2000
                 -----                          ------------------------------
       Common Stock, $0.001 par value                    35,360,034

                                TABLE OF CONTENTS

                                      10-Q

PART I - FINANCIAL INFORMATION
Item 1  Condensed Financial Statements (unaudited)
        -  Balance Sheets at June 30, 2000 and December 31, 1999
        -  Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999
        -  Statements of Cash Flows for the six months ended June 30, 2000 and 1999
        -  Notes to Financial Statements
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION
Item 1  Legal Proceedings
Item 6  Exhibits and Reports
Signatures

                            EGREETINGS NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   JUNE  30,         DECEMBER 31,
                              ASSETS                                                 2000                1999
                                                                                   ---------         ------------
                                                                                   UNAUDITED
Current assets:
  Cash and cash equivalents ..............................................         $  17,900          $  81,774
  Short-term investments .................................................            15,572                 --
  Accounts receivable (net of allowance for doubtful
     accounts of $500 as of June 30, 2000 and $69 as of December 31, 1999)             2,363              1,228
  Prepaid expenses and other current assets ..............................             8,804              9,244
                                                                                   ---------          ---------
          Total current assets ...........................................            44,639             92,246
Long-term investments ....................................................            24,835                 --
Property and equipment, net ..............................................            16,981             11,800
Deferred content costs ...................................................            10,351             12,740
Restricted cash deposit ..................................................                76              2,172
Deposits and other assets ................................................             1,017              1,165
                                                                                   ---------          ---------
          Total assets ...................................................         $  97,899          $ 120,123
                                                                                   =========          =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................         $   2,506          $   7,910
  Accrued expenses and other current liabilities .........................             2,364              4,029
  Accrued royalties ......................................................               180                290
  Deferred revenue .......................................................             1,219                581
  Current portion of equipment term loan .................................             1,775              1,764
                                                                                   ---------          ---------
          Total current liabilities ......................................             8,044             14,574
Equipment term loan, less current portion ................................             2,846              3,718
                                                                                   ---------          ---------
          Total liabilities ..............................................            10,890             18,292
Commitments and contingencies
Stockholders' equity
  Common stock, $0.001 par value: 65,000,000 shares authorized; 35,360,034 and 34,501,140 shares issued and outstanding at June 30, 2000 and
     December 31, 1999 respectively ......................................           165,708            159,227
  Deferred stock compensation ............................................            (1,189)            (2,195)
  Notes receivable from stockholders .....................................            (7,511)            (5,490)
  Accumulated deficit ....................................................           (69,999)           (49,711)
                                                                                   ---------          ---------
          Total stockholders' equity .....................................            87,009            101,831
                                                                                   ---------          ---------
          Total liabilities and stockholders' equity .....................         $  97,899          $ 120,123
                                                                                   =========          =========



                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,         SIX  MONTHS ENDED JUNE 30,
                                                          --------------------------          --------------------------
                                                            2000              1999              2000              1999
                                                          --------          --------          --------          --------
Revenues ........................................         $  3,054          $    621          $  5,875          $    724
Costs and expenses:
  Cost of services ..............................            1,343               672             2,414             1,071
  Sales and marketing ...........................            4,413             2,384            10,270             5,273
  Operations and development ....................            4,346             2,105             8,465             3,368
  General and administrative ....................            1,712             1,026             3,673             2,006
  Amortization of deferred content costs ........            1,306               252             2,594               405

  Amortization of deferred stock compensation ...              296               405               700               559
                                                          --------          --------          --------          --------

          Total costs and  expenses .............           13,416             6,844            28,116            12,682
                                                          --------          --------          --------          --------

Loss from operations ............................          (10,362)           (6,223)          (22,241)          (11,958)
Interest income (expense), net ..................              782                59             1,803              (107)
Other  income ...................................              150                --               150                --
                                                          --------          --------          --------          --------

Net loss ........................................         $ (9,430)         $ (6,164)         $(20,288)         $(12,065)
                                                          ========          ========          ========          ========
Net loss per share:
  Pro forma basic and diluted ...................         $  (0.28)         $  (0.38)         $  (0.61)         $  (0.97)
                                                          ========          ========          ========          ========
Shares used in calculation of net loss per share:
Pro forma basic and diluted .....................           33,312            16,211            33,168            12,419
                                                          ========          ========          ========          ========



                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         ----------------------------
                                                                                           2000                1999
                                                                                         ---------          ---------
                                                                                         UNAUDITED          UNAUDITED
OPERATING ACTIVITIES
Net loss .......................................................................         $ (20,288)         $ (12,065)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation .................................................................             2,336                909
  Amortization of deferred content costs .......................................             2,594                405
  Amortization of deferred stock compensation ..................................               700                559
  Bad debt expense .............................................................               393                 --
  Other ........................................................................                13                 46
  Changes in operating assets and liabilities:
    Accounts receivable ........................................................            (1,528)                95
    Prepaid expenses and other current assets ..................................               387               (261)
    Other assets ...............................................................             2,244             (2,192)
    Accounts payable and accrued liabilities ...................................            (7,179)               (24)
    Deferred revenue ...........................................................               638                363
                                                                                         ---------          ---------
  Net cash used in operating activities ........................................           (19,690)           (12,165)
                                                                                         ---------          ---------
INVESTING ACTIVITIES
Purchases of property and equipment, net .......................................            (7,517)            (4,946)
Purchases of marketable securities .............................................          (101,453)                --
Proceeds from sale/maturity of marketable securities ...........................            61,100                 --
                                                                                         ---------          ---------
Net cash used in investing activities ..........................................           (47,870)            (4,946)
                                                                                         ---------          ---------
FINANCING ACTIVITIES
Borrowings under equipment term loans ..........................................                --                500
Payments on equipment term loans ...............................................              (861)              (148)
Issuance of common stock, net ..................................................             4,502                  9
Issuance of preferred stock, net ...............................................                --             23,083
Proceeds from repayment of notes receivable from shareholders ..................                45                 --
                                                                                         ---------          ---------
Net cash provided by financing activities ......................................             3,686             23,444
                                                                                         ---------          ---------

Net increase (decrease) in cash and cash equivalents ...........................           (63,874)             6,333
Cash and cash equivalents at beginning of period ...............................            81,774                268
                                                                                         ---------          ---------
Cash and cash equivalents at end of period .....................................         $  17,900          $   6,601
                                                                                         =========          =========

  SUPPLEMENTAL DISCLOSURES
  Cash paid for interest .......................................................         $     229          $      28
                                                                                         =========          =========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for notes receivable ...........................         $   2,066          $   4,805
                                                                                         =========          =========
       Valuation of common stock warrants ......................................         $     205          $      --
                                                                                         =========          =========
       Valuation of preferred stock warrant in connection with
        content agreement ......................................................         $      --          $   3,713
                                                                                         =========         ==========
       Valuation of deferred stock compensation ................................         $    (306)         $   3,115
                                                                                         =========          =========
       Conversion of notes payable to stockholders to preferred stock ..........         $      --          $   1,514
                                                                                         =========          =========



                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. THE COMPANY AND BASIS OF PRESENTATION

        Egreetings Network, Inc. (the "Company") offers consumers and businesses a convenient and simple integrated solution for communicating and sending gifts online. The Company's Web site allows users to send personalized content-rich online cards and a wide variety of gifts. The Company operates in one business segment and generates revenue from corporate advertising and sponsorships, direct marketing, e-commerce, and business communication services. The business communication services include creating and distributing customized, media-rich communication products for business to send to their employees, customers and partners. The Company's platform card service also offers other Web sites a highly engaging and viral way to build and maintain traffic.

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

2. SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition

        Revenues are generated primarily as a result of advertising and sponsorship, direct marketing and Ecommerce activities.

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

        The Company recognizes revenues on the sale of sponsorship advertisements on a straight-line basis over the period in which the sponsor's message is displayed. To the extent minimum guaranteed impressions, if any, are not met, revenue recognition is deferred until the remaining guaranteed impressions are delivered.

        Revenue from direct marketing activities is recognized based on the ratio of the number of emails actually sent to the guaranteed number of emails to be sent. In each case, revenues are recognized only if the Company has no remaining significant obligations and collection is probable.

        Revenue from Ecommerce transactions is recognized on the date the digital gift certificate code is emailed to the buyer or designated recipient and on the date of shipment for physical goods.

        Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to revenue generating contracts in advance of revenue recognition.

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

        Dependence on Third Parties and Related Party Transactions

        A common stockholder, Gibson Greetings, Inc. ("Gibson"), now a wholly-owned subsidiary of American Greetings Corp., provides a significant portion of the Company's online cards content pursuant to an agreement that obligates the Company to pay royalties. Under this agreement, the Company accrued royalties payable to this related party of $103,000 and $169,000 in the three months ended June 30, 2000 and 1999, respectively, and $212,000 and $236,000 in the six months ended June 30, 2000 and 1999, respectively. Royalty obligations arise as online cards containing third-party content are sent by consumers. Royalty expenses are recorded with a charge to cost of services in the statement of operations in the period during which the related obligations arise. In addition, the Company relies on another entity for Internet connectivity and to house and maintain its Web servers. The inability of any of these parties to fulfill their obligations with the Company could negatively impact the Company's future results.

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

        Pro forma net loss per share for the three- and six-month periods ended June 30, 1999 has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted upon completion of the Company's initial offering, using the if-converted method.

        The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED JUNE 30,          SIX  MONTHS ENDED JUNE 30,
                                                          --------------------------          --------------------------
                                                            2000              1999              2000              1999
                                                          --------          --------          --------          --------
Historical:
  Net loss ......................................         $ (9,430)         $ (6,164)         $(20,288)         $(12,065)
                                                          --------          --------          --------          --------
  Weighted average shares of common stock
   Outstanding ..................................           35,357             3,848            35,201             3,677
  Less: weighted average shares of common
   stock that may be repurchased ................           (2,045)             (302)           (2,033)             (163)
                                                          --------          --------          --------          --------
  Weighted average shares of common stock
   outstanding used in computing basic and
   diluted net loss per share ...................           33,312             3,546            33,168             3,514
                                                          --------          --------          --------          --------
  Basic and diluted net loss per share ..........         $   (.28)         $  (1.74)         $   (.61)         $  (3.43)
                                                          ========          ========          ========          ========
Pro forma:
  Net loss ......................................                           $ (6,164)                           $(12,065)
                                                                            --------                            --------
  Weighted average shares used in computing
   basic and diluted net loss per share
   (from above) .................................                              3,546                               3,514
  Adjustment to reflect the effect of the
   assumed conversion of preferred stock to
   common stock from the date of issuance .......                             12,665                               8,905
                                                                            --------                            --------
  Weighted average shares used in computing
   pro forma basic and diluted net loss per share                             16,211                              12,419
                                                                            --------                            --------
  Pro forma basic and diluted net loss per  share                           $   (.38)                           $   (.97)
                                                                            ========                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties that are based on our current expectations about our company and our industry. We make such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 2 under "Factors That May Affect Future Results." Actual results may differ materially from those projected, anticipated or indicated in any forward-looking statements. In Item 2, we use the words "anticipates," "believes," "intends," "future," "could" and similar words and expressions referencing future events, conditions or circumstances identify forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to our strategy, the launch of new services leveraging our Web site, our market opportunities, the ability to meet revenue-generating milestones with our current partners, the anticipated use of proceeds from our recent offering, our anticipated advertising revenues, our ability to attract and retain distribution partners, our ability to attract and retain quality e-commerce partners and generate revenues from such partnerships, our competitive position, our ability to continue to license and develop high quality content and services on our Web site, our management's discussion and analysis of our financial condition and results of operations. The section entitled "Risk Factors" appearing in this report describes those factors that we currently consider material and that could cause these differences. These factors also include, but are not limited to, those discussed in our other SEC filings, including our Registration Statement on Form S-1 declared effective December 16, 1999 by the SEC (File No. 333-88595) and in our Annual Report on Form 10-K filed June 30, 2000 with the SEC. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

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

        In November 1998, we made a significant change to our business model and began offering our online cards for free. We made this change in order to more rapidly build a large and active user base, which increases our ability to sell advertisements and sponsorships on our Web site to third parties and has been the launching pad for our online direct marketing business. Our business model also includes e-commerce activities, primarily in the form of digital gift certificates, and a business communications service. Lastly, we are developing and marketing a platform card service licensed to other Websites as a tool for customer acquisition and retention. As we develop and introduce more products and services in the future, we anticipate that revenues from advertisements and sponsorships will decrease as a percentage of total revenues.

RESULTS OF OPERATIONS

Revenues

        Revenues grew to $3.1 million and $5.9 million for the three- and six-month periods ended June 30, 2000 from $621,000 and $724,000 for the corresponding periods ended June 30, 1999. The catalyst for this growth has been the significant increase in traffic to our Web site and in registration of members who opt in to receive sponsored email promotions, which in turn has driven growth in our advertising inventory and direct marketing base. We have capitalized on this growth by building our sales team steadily throughout 1999 and in the first two quarters of 2000.

        We typically guarantee advertisers a minimum number of "impressions," or times that an advertisement appears in pages viewed by consumers using our Web site. We recognize revenues on the sale of advertisements based on the ratio of the number of impressions actually delivered to the guaranteed number of impressions. We recognize revenues on the sale of sponsorships on a straight-line basis over the period during which the sponsor's promotional message is displayed on our Web site. Direct marketing revenues are recognized based on the ratio of the number of emails actually sent to the guaranteed number of emails to be sent. E-commerce revenues are recognized upon electronic delivery of digital gift certificates or shipment of physical goods. In all cases, revenues are recognized only if we have no remaining significant obligations and the collection of the receivable is probable.

Cost of Services

        Cost of services is comprised primarily of royalties paid to content licensors, the cost of our internal content production, Internet connectivity charges, server co-location costs, direct marketing list management costs and the cost of goods sold from our online gift store.

        Cost of services increased to $1.3 million and $2.4 million for the three- and six-month periods ended June 30, 2000 from $672,000 and $1.1 million for the corresponding periods ended June 30, 1999. The increase in this cost is primarily due to increases of in-house content costs resulting from the rise in demand for our online cards, as well as costs associated with two growing revenue streams, namely direct marketing list management costs and cost of goods sold from our online store which opened in late 1999. Content royalty fees actually decreased as our customers sent more online cards produced by the Company than online cards produced by third party publishers. Cost of services is not proportional to revenues and may increase or decrease as a percentage of revenues.

Sales and Marketing

        Sales and marketing expenses consist primarily of expenses related to online and offline advertising, distribution, personnel and facilities, promotional activities and public relations costs. Distribution costs reflect amounts paid to online service providers, portals and other Web sites who market and provide links to our Web site.

        Sales and marketing expenses increased to $4.4 million and $10.3 million for the three- and six-month periods ended June 30, 2000 from $2.4 million and $5.3 million for the corresponding periods ended June 30, 1999. This increase is primarily attributable to an acceleration in television, radio, online and print advertising activities as well as increased marketing personnel costs. Sales related expenses also increased due to the growth in our sales team to 25 people at June 30, 2000 from 11 people at June 30, 1999, which growth was planned in order to monetize the large increase in our Web site traffic and resulting advertising inventory. Sales and marketing expense as a percentage of total revenues may fluctuate depending on the timing and type of new marketing programs and distribution agreements and the addition of sales and marketing personnel.

Operations and Development

        Operations and development expenses consist primarily of personnel and facilities costs for our site management, product management, user experience, business development, engineering, information systems, site operations and site production departments.

        Operations and development expenses increased to $4.3 million and $8.5 million for the three- and six-month periods ended June 30, 2000 from $2.1 million and $3.4 million for the corresponding periods ended June 30, 1999. These increases primarily were due to increased personnel costs, including the cost of independent contractors assisting on various engineering projects. Depreciation expense also rose due to the addition of hardware and software to support greater levels of traffic on our Web site. These expenses as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of new personnel hires to support and expand our site infrastructure and traffic.

General and Administrative

        General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, facilities and administration, legal, human resources and fees for professional services.

        General and administrative expenses increased to $1.7 million and $3.7 million for the three- and six-month periods ended June 30, 2000 from $1.0 million and $2.0 million for the corresponding periods ended June 30, 1999. This increase is primarily the result of increased personnel, facility and overhead costs necessary to support our growing business infrastructure. We have increased our office space from approximately 14,000 square feet in the second quarter of 1999 to approximately 70,000 square feet in the second quarter of 2000. General and administrative expense as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of additional investments in general and administrative infrastructure.

Amortization of Deferred Content Costs

        Amortization of deferred content costs increased to $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 2000 from $252,000 and $405,000 for the corresponding periods ended June 30, 1999. This increase is primarily the result of a significant upward revaluation during 1999 of a warrant issued to Gibson Greetings, Inc. in connection with rights to distribute Gibson's content in the form of online cards. Also in late 1999, we incurred approximately $4.8 million of content costs in conjunction with a content licensing agreement signed with the National Broadcasting Company, Inc. We will periodically review the recoverability of the deferred content costs and will write these assets down to their net realizable value if impairment is deemed to have occurred.

Amortization of Deferred Stock Compensation

        Amortization of deferred stock compensation decreased to $296,000 for the three-month period ended June 30, 2000 from $405,000 for the corresponding period ended June 30, 1999, compared with an increase to $700,000 for the six-month period ended June 30, 2000 from $559,000 for the corresponding period ended June 30, 1999. These charges relate to the amortization of deferred stock compensation over the vesting periods, generally four years, of options granted in 1998 and 1999 at exercise prices less than the deemed fair value of our common stock on the grant date.

Interest Income (Expense), Net

        Net interest income increased to $782,000 for the three-month period ended June 30, 2000 from $59,000 for the corresponding period ended June 30, 1999. For the six months ended June 30, 2000, net interest income was $1.8 million compared to net interest expense of $107,000 for the corresponding period ending June 30, 1999. For the three- and six-month periods ended June 30, 2000, interest was earned primarily on proceeds from our initial public offering in December 1999. These proceeds are invested in high quality investments, including money market funds. Interest earned in both periods was offset by interest expense from equipment term loans. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

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

        Net cash used in operating activities was $19.7 million and $12.2 million for the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities resulted primarily from net losses and decreases in accounts payable and accrued liabilities which were somewhat offset by non-cash charges for depreciation of furniture and equipment and amortization of deferred content costs. Net cash used in investing activities was $47.9 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively. Of these amounts, approximately $7.5 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively, were used to acquire network hardware and software and other equipment to support our growth in Web site traffic and personnel. The remaining cash outflow of $40.4 million in 2000 represented net investment of proceeds from our initial public offering in high quality financial instruments. Net cash provided by financing activities was $3.7 million and $23.4 million for the six months ended June 30, 2000 and 1999, respectively, and was generated primarily through the sale of common stock, preferred stock, and borrowings offset by loan pay downs. Due to proceeds received from our initial public offering in December 1999, we did not actively pursue additional financing during the six months ended June 30, 2000 other than the exercise by our underwriters of their right to purchase allotted shares from the initial public offering.

        As of June 30, 2000, we had approximately $17.9 million of cash and cash equivalents, $40.4 million of investments and working capital of $36.6 million. As of June 30, 2000, we have a material operating lease commitment for our San Francisco headquarters facility. Other commitments include less material facility leases and equipment operating leases as well as our equipment term loans. Although we have no material commitments for capital expenditures, we anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operation, infrastructure and personnel. We currently anticipate that our operating expenses will be a material use of our cash resources.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND PROSPECTS

OUR BUSINESS AND OUR PROSPECTS ARE DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY UNDER OUR CURRENT BUSINESS MODEL IS UNPROVEN AND WE MAY CHANGE OUR BUSINESS MODEL IN THE FUTURE.

        Though we were incorporated in and have been operating since July 1994, we have significantly changed our business model since November 1998. The changes to the business model include a shift from charging consumers for our online cards to a free online card service supported by the sale of advertising and sponsorships and revenues derived from the sale of products through our Web site. Because our business model is largely untested, we cannot be sure that it will yield expected results. Because the Internet is constantly changing, we have evolved and may also continue to change our current business model. Changes in our business model or organizational structure could impose significant burdens on our management team and our employees and could result in loss of productivity or increased employee attrition. We may also encounter numerous other risks as an early-stage company with a new and evolving business model. To address the risks we face, we must, among other things:

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

        We only recently began generating a significant portion of our revenues from sales of advertising on our Web site. These sales may not grow at the rates we expect, among other reasons, because Internet advertising is still a new and largely unproven method of advertising. During 1999, our revenues were derived primarily from Internet advertising and secondarily from direct marketing activities. We expect revenues from Internet advertising and direct marketing activities to continue to comprise a significant portion of our revenues for the foreseeable future. The effectiveness of Internet advertising is difficult to gauge and advertisers may be reluctant to advertise on the Internet and may allocate only limited portions or none of their advertising budgets to Internet advertising in the future. Our business could suffer if Internet advertising spending decreases or does not continue to grow as expected. Even if Internet advertising and direct marketing become widely accepted, we may be unable to generate sufficient revenues from these activities because we have limited experience generating revenues from Internet advertising and direct marketing.

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

        - provide guaranteed impressions of our advertisers' ads by our consumers; and

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

        Our Internet advertising, direct marketing and e-commerce revenues will be negatively impacted if we are unable to collect or use data about our consumers in ways that allow us, our advertisers, sponsors and e-commerce partners to generate revenues. We intend to continue to increase advertising, direct marketing and e-commerce revenues by offering to our advertisers, sponsors and e-commerce partners non-personally identifiable aggregate information about our registered members that is often difficult to obtain, such as their gender, age, general location, interests and online activities. Our advertisers, sponsors and e-commerce partners, in turn, use this aggregated demographic and psychographic information to tailor their advertising campaigns, direct marketing efforts or product offerings to the characteristics of our registered members. The ability of our advertisers, sponsors and e-commerce partners to properly target their advertising and commercial offerings will depend significantly on our ability to successfully collect and use data about our registered members.

        Privacy concerns may cause consumers to resist providing personal data. For example, we currently allow our registered members to opt out of receiving marketing and related communications. If a majority of our registered members make this election, the amount of the demographic data we are able to provide to advertisers, sponsors and e-commerce partners will be reduced significantly, which could harm our ability to retain and attract advertisers, sponsors and e-commerce partners. In addition, in October 1999, we eliminated the requirement that consumers become registered members to use our services. Although we offer some features and other benefits to our registered members that are unavailable to unregistered consumers, many consumers choose to use out site without registering as members. Our ability to collect the data desired by advertisers, sponsors and e-commerce merchants may decrease as a result of this change. This could result in less advertising, direct marketing and reduced e-commerce activities on or through our Web site and less advertising via our online cards, which would result in reduced revenues from advertising, direct marketing and e-commerce.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES. OUR BUSINESS WILL BE SERIOUSLY HARMED IF OUR REVENUES DO NOT GROW.

        We have incurred significant net losses in each fiscal quarter since our inception, including a net loss of approximately $9.4 million and $20.3 million for the three- and six-month periods ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $70.0 million. We expect to have net losses and negative operating cash flows for the foreseeable future.

        The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, sponsors, e-commerce merchants, licensing revenues from newly launched business services and on our expenses. Through at least 2002, our reported operating results will be negatively impacted by the amortization of deferred expenses relating to warrants and stock options granted through December 1999. It is critical to our success that we continue to expend financial and management resources to develop and expand our consumer base through promotion, enhancement and expansion of all of our products and services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability in the future, then we will be unable to continue our operations.

SOME OF OUR CONTENT MAY BECOME UNAVAILABLE IF OUR RELATIONSHIPS WITH OUR THIRD-PARTY CONTENT PROVIDERS, PARTICULARLY GIBSON GREETINGS, EXPIRE OR ARE TERMINATED.

        We rely on third-party content providers, such as Gibson Greetings, now wholly-owned by American Greetings Corp., NBC, music producers, movie studios, traditional card designers, cartoonists and independent artists, for a significant portion of our content. To be successful, we will need to maintain our existing relationships as well as establish similar relationships with new parties who can provide us with cross-media and promotional opportunities. If we fail to retain our existing content relationships or enter into new relationships, the variety and quality of the content on our Web site may be reduced, traffic to our Web site may decrease, our advertising revenues may be impaired and future e-commerce revenues may not materialize.

        For the three- and six-months ended June 30, 2000, 23% and 24%, respectively, of all online cards sent from our Web site contained content that we obtained pursuant to an exclusive license agreement with Gibson that expires in December 2002. Gibson may also terminate our rights to exclusivity if our consumers do not send at least 2.8 million online cards via our Web site in each month during the term of the license agreement and if this minimum delivery requirement is not exceeded in any of the three months following the month in which the shortfall occurred. If the license agreement terminates and we are unable to renew this arrangement, the amount of content we are able to offer our consumers will significantly decrease.

        In March 2000, American Greetings Corp. acquired Gibson. American Greetings also is the parent company of AmericanGreetings.com, which is one of our competitors in the online cards market. We have not yet fully determined how our relationship with Gibson or our rights pursuant to our license agreement with Gibson will be affected by this acquisition. If Gibson or American Greetings fail to perform under the terms of our license agreement, the amount of content we are able to offer our consumers will decrease significantly, which could harm our business.

        With the exception of our relationships with Gibson, NBC, and BMG Entertainment, our existing content alliances are pursuant to short-term agreements. When these agreements expire or otherwise terminate, we may be unable to renew them on favorable terms or at all or to obtain similar agreements with other parties. Additionally, our competitors may enter into agreements with existing or prospective content partners that may be or would have been integral to our future content and brand development.

OUR GROWTH WILL DEPEND ON OUR ABILITY TO CONTINUE TO PROVIDE COMPELLING CONTENT, INCREASE GIFT CENTER OFFERINGS AVAILABLE ON OUR WEB SITE AND ENHANCE OVERALL SERVICES AND FUNCTIONALITY.

        To remain competitive we must continue to license and create compelling and entertaining content, increase the offerings of gifts and gift-giving services available on or through our Web site and enhance and improve the ease of use, responsiveness, functionality and features of our products and services. We may be unable to anticipate, monitor and successfully respond to rapidly changing consumer tastes so as to attract a sufficient number of consumers to our Web site. If we are unable to license and develop content, increase the variety of gifts available and enhance and improve the personalized services that allow us to attract, retain and expand a loyal consumer base, we will be unable to generate advertising revenues or e-commerce revenues and our business will suffer. The development and integration of new functionality and services could be expensive and time consuming, and the cost of the content that we license may increase in the future. Any new content, gifts, features, functions or services that we license or develop for consumers, advertisers or e-commerce merchants may not achieve market acceptance.

OUR CONTINUED GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND.

        In October 1998, we changed our name to E-greetings Network and launched a marketing campaign to establish the brand name "Egreetings." We believe that continuing to establish and maintain the Egreetings brand and associated goodwill will be an important aspect of our efforts to retain our current consumers, attract and expand our Internet audience, license and create new content, and appeal to advertisers and e-commerce merchants. We believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. Accordingly, we intend to continue pursuing an aggressive brand enhancement strategy. We intend to incur significant expenditures on promotional programs and activities in the future. These expenditures may not result in a sufficient increase in revenues. In addition, even if our brand recognition increases, we may not acquire new consumers and customers for our business services, and even if we do, our revenues may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, we also may be unable to increase future revenues.


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

        We compete with many Internet companies for content, consumer attention and time, advertising revenue, direct marketing revenue and e-commerce revenue. We expect this competition to increase. We compete, in particular, with the following types of companies:

        - Companies that offer online cards via the Internet. Companies or their affiliates such as American Greetings, Hallmark and 123greetings.com offer online cards via the Internet. In addition, some of these companies offer e-commerce merchants' products that can be purchased at or through their Web sites and direct marketing sponsorship opportunities. Several of these companies also offer features on their Web sites that are similar or identical to our Web site's features.

        - Internet content aggregators and other Internet companies that offer online cards and gifts. Companies such as Amazon.com, America Online, Excite@Home and Yahoo! offer online cards as a component of their overall product and service offerings or provide links to electronic greeting and gift companies. The online cards available on or through these Web sites often are free and may be sent with a gift purchased via the particular Web site or via the Web sites of e-commerce merchants that are partners or advertisers of the content aggregator or Internet company.

        - Internet companies that focus on gifts. Several Internet companies offer gifts on their Web sites. Although these companies currently do not offer online cards, they may begin to do so in the near future. In addition, they compete directly with our e-commerce business.

        - Media, entertainment and other companies using online cards. Media, entertainment and other companies with an online presence now offer or in the future may offer online cards to consumers featuring their characters, logos, brand names and other creative products.

        In December 1999, Excite@Home Network acquired Bluemountain.com, the online business of Blue Mountain Arts. Excite@Home has significantly greater resources than we do, and we expect it will use some of these resources to focus on the online cards market. This could harm our business and our ability to compete effectively. In addition, the acquisition of Gibson, as a wholly-owned subsidiary, by American Greetings Corp. was consummated in June 2000 and American Greetings became the controlling corporation of our largest stockholder. American Greetings competes with us in the online cards market through its affiliated company AmericanGreetings.com. As a competitor, American Greetings' interests may diverge from our interests, and it may take actions that would harm us competitively, despite its status as the corporate parent of our largest stockholder.

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

        We may be unable to compete successfully for advertisers, direct marketing sponsors and e-commerce partners. The increasing number of Internet content and service providers has resulted in increased competition for advertising dollars. Internet companies currently sell advertisements largely based on the demographics of their audience, the quality of their content and their ability to deliver guaranteed "impressions," or the number of times an advertisement appears in Web pages viewed by consumers using their Web sites. Our competitors may be able to provide more desirable demographics, higher quality content and a higher number of guaranteed impressions than we are able to. This could make it difficult for us to obtain the advertising or direct marketing relationships that we will need in order to generate sufficient revenues. As increasing consolidation and market condition pressures affect companies in the e-commerce and Internet industry, our current and potential partners' budget dollars allocated to advertising and direct marketing spending may diminish or be eliminated. In addition, increased competition for advertising or direct marketing dollars could result in price reductions, reduced margins or loss of market share, any of which would harm our business.

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

OUR FUTURE SUCCESS WILL DEPEND ON THE INCREASING USE OF THE INTERNET AND THE GROWTH OF E-COMMERCE.

        Our future success will depend heavily on the acceptance and wide use of the Internet for direct marketing and e-commerce. If Web-base commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Market conditions affecting e-commerce providers may also impact our ability to grow the service and product offerings on our Web site. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may be unable to support the demands placed on it by increased usage. Internet service providers, online service providers and other Web site operators have already experienced significant outages. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting to changing or emerging technologies.

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

        The trading price of our common stock has been and may continue to be subject to cumulative decline and wide fluctuations. During the second quarter of 2000, the closing sale prices of our common stock on the NASDAQ National Market ranged from $5.00 on April 7, 2000 to $1.25 on June 23, 2000 and the sale price of our common stock on August 10, 2000 closed at $1.375. Our stock price may decline or fluctuate in response to any number of factors and events, such as quarterly fluctuations in operating results, announcements of technological innovations, strategic and content relationships, new product offerings by us or our competitors, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, particularly with respect to technology and Internet stocks, has experienced extreme volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies, including our company, irrespective to the operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

RISKS RELATED TO OPERATIONS

TO MANAGE OUR GROWTH, WE WILL NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES.

        We have recently experienced a period of rapid expansion in our Web site traffic, personnel, facilities and infrastructure. For example, the average number of daily visits to our Web site increased approximately 306% from 112,800 for the month of November 1998, the month we began to offer our online cards at no cost, to 457,700 for the month of June 2000, and our number of employees increased from 52 on October 30, 1998 to 172 on June 30, 2000, with most of this growth in the areas of marketing, engineering and operations. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future to address expected growth in our consumer base, expansion of our product and service offerings and the pursuit of e-commerce and other strategic opportunities. This growth and expansion have placed, and we expect they will continue to place, a significant strain on our management, operational and financial resources. In order to manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our work force. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage our growth effectively. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

SYSTEM FAILURES, SLOW DOWNS OR SECURITY BREACHES WOULD HARM OUR REPUTATION AND THUS REDUCE OUR ATTRACTIVENESS TO OUR CURRENT AND FUTURE CONSUMERS, ADVERTISERS, E-COMMERCE PARTNERS AND BUSINESS CUSTOMERS.

        System failures and slow downs could permanently harm our reputation and brand, and reduce our attractiveness to consumers, advertisers and e-commerce partners. Our ability to attract consumers, advertisers and e-commerce partners will depend significantly on the performance of our network infrastructure. A key element of our strategy is to generate a high volume of traffic on our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site and our computer infrastructure are critical to our reputation and our ability to attract and retain consumers, advertisers and e-commerce merchants. An increase in the volume of consumer traffic could strain the capacity of our infrastructure. For example, during the week before Valentine's Day, we frequently experience heavy increases in traffic to our Web site, which result in slower response rates. While we have invested heavily in our technical infrastructure, we may be unable to improve our technical infrastructure sufficiently in relation to increased consumer volume generally and, in particular, during peak capacity periods. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be harmed permanently. In addition, we could lose advertising revenues during these interruptions and consumer satisfaction could be negatively impacted if our service is slow or unavailable. Furthermore, our consumers use Internet service providers, online service providers and other Web site operators for access to our Web site. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

WE MAY BE UNABLE TO EXPAND OUR ENGINEERING AND SALES ORGANIZATIONS BECAUSE QUALIFIED PERSONNEL ARE IN SHORT SUPPLY.

        We will need to substantially expand both our consumer marketing and corporate marketing efforts and advertising sales operations to increase market awareness and sales of our products and services. We recently expanded our sales forces and plan to hire additional sales personnel. Competition for highly qualified sales personnel is intense, and we may be unable to hire the type and number of sales personnel we are targeting. To support and enhance our technology infrastructure, we will also need to increase the personnel in our engineering department. Hiring of highly qualified engineers and sales and advertising support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.



OUR SENIOR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES ARE CRITICAL TO OUR BUSINESS, AND THEY MAY NOT REMAIN WITH US IN THE FUTURE.

        Our success will be substantially dependent on the performance of our senior management and key creative, technical and sales personnel, many of who joined us only in the last year. The loss of the services of any of our executive officers or other key employees, the loss of any of which could harm our business. We do not have employment agreements with our executive officers, senior management or other key personnel, other than an employment agreement with our Chief Executive Officer. In addition, our employees may voluntarily terminate their employment at any time.

WE MAY BE UNABLE TO ADAPT TO EVOLVING INTERNET TECHNOLOGIES AND CONSUMER AND BUSINESS CUSTOMER DEMANDS.

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

CONSUMER PRIVACY CONCERNS AND CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN OR USE INFORMATION ABOUT OUR CONSUMERS.

        Privacy concerns may cause consumers to resist providing the personal data necessary to support our ability to collect information about our consumers. Our Web site currently uses "cookies" to track consumer preferences in order to tailor content to them. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a consumer's hard drive, possibly without the consumer's knowledge, but is generally removable by the consumer. We also capture demographic and psychographic information when an individual registers as a member with us, and we capture and retain data based on online cards sent and received by our consumers. We utilize this information to assist advertisers in targeting their online advertising campaigns to consumers with particular demographic characteristics. Although we currently have a policy against providing our customers' personal information to third parties, we may decide in the future to provide some or all of this information to our advertising and e-commerce partners. In the past, the Federal Trade Commission has investigated companies that have taken actions like this without permission or in violation of the companies' stated privacy policies. If we begin providing information like this without permission or in violation of our privacy policy, we may face potential liability for invasion of privacy. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our Web site products and services. In April 2000, the Children's Online Privacy Protection Act of 1998 went into effect regulating the collection and use of information with regard to children under the age of 13. As a result, the Company has ceased collecting personal information from children it knows to be under 13 and altered its privacy policy to reflect compliance with the Act. In addition, other legislative or regulatory requirements may heighten these concerns if businesses must notify Internet consumers that the data may be used by marketing entities to direct product promotion and advertising to the consumer. Other countries and political entities, such as the European Union, have adopted legislation and regulatory requirements like this. The United States may adopt similar legislation or regulatory requirements. If we do not adequately address consumer privacy concerns, our business could be materially harmed.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our policy is to maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2000, all of our funds were held in money market funds, U.S. government and agency securities and investment grade corporate bonds and equities. We did not hold derivative financial instruments as of June 30, 2000 and have never held these instruments in the past.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

   EXHIBIT NO.    TITLE:
   -----------    ------
    27.1          Financial Data Schedule

        (b) Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2000.

                                            EGREETINGS NETWORK, INC.

                                            By:      /s/ ANDREW J. MOLEY
                                               ---------------------------------
                                                       Andrew J. Moley
                                                  Chief Financial Officer and
                                                     Senior Vice President
                                                (Principal Financial Officer)

                                            By:     /s/ SCOTT F. NEAMAND
                                               ---------------------------------
                                                      Scott F. Neamand
                                                   Vice President, Finance
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    27.1          Financial Data Schedule