Form 10-K/A
period 1999-12-31
EGREETINGS NETWORK INC
filed 2000-11-09
CIK 1083992

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

             AMENDMENT AND CORRECTION TO ANNUAL REPORT ON FORM 10-KA
                              FOR FISCAL YEAR 1999


The following additional information has been included in this amendment and correction on Form 10-K/A for fiscal year 1999. In aggregate these amendments represent clarifications or additions to disclosures and do not affect net loss per share for any period reported in Egreetings Network Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000 and subsequently amended on May 1, 2000.

The disclosures in Part II, Item 8, "Financial Statements and Supplementary Data", of net loss per share has been revised on the Statement of Operations and
Note 1, "The Company and Significant Accounting Policies", to exclude presentation of pro forma basic and diluted net loss per share.

The disclosure appearing in Part II, Item 8, "Financial Statements and Supplementary Data", Note 1, "The Company and Significant Accounting Policies", under the heading "Advertising", second paragraph, first sentence, was revised to provide additional information regarding the sale of Series G preferred stock to NBC Corporation in November 1999.

The disclosure appearing in Part II, Item 8, "Financial Statements and Supplementary Data", Note 5, "Debt", first paragraph, is was revised to include information regarding conversion of a promissory note to preferred stock. Further information was added to the description of the interest rate terms of equipment loans.

Except as noted above, information in the originally filed Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 and subsequently amended on May 1, 2000, is presented as of the original filing date and has not been updated in this amended filing. This Form 10-K/A, as amended, has not been updated for any subsequent events.


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
                                                              ========    ========

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Revenues....................................................  $  3,160    $   317    $   505
Costs and expenses:
  Cost of services(1).......................................     2,932        610        336
  Sales and marketing(2)....................................    17,035      3,094        942
  Operations and development(3).............................    10,972      2,628      1,422
  General and administrative(4).............................     5,437      1,444        830
  Amortization of deferred content costs....................     1,371        138         --
  Amortization of deferred stock compensation...............     1,992        201         --
                                                              --------    -------    -------
          Total costs and expenses..........................    39,739      8,115      3,530
                                                              --------    -------    -------
Loss from operations........................................   (36,579)    (7,798)    (3,025)
Interest income.............................................       471         42         --
Interest expense............................................      (534)       (65)       (68)
                                                              --------    -------    -------
Net loss....................................................  $(36,642)   $(7,821)   $(3,093)
                                                              ========    =======    =======
Net loss per share:
  Basic and diluted.........................................  $  (8.02)   $ (2.26)   $ (1.00)
                                                              ========    =======    =======
Shares used in calculation of net loss per share:
  Basic and diluted.........................................     4,569      3,464      3,100
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
                                        ========

                            See accompanying notes.

                            EGREETINGS NETWORK, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(36,642)   $(7,821)   $(3,093)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation...........................................     2,352        308        158
     Loss on disposal of fixed assets.......................        59         --         --
     Amortization of deferred content costs.................     1,371        138         --
     Amortization of deferred stock compensation............     1,992        201         --
     Other..................................................        46         19         68
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,018)      (200)       (10)
       Prepaid expenses and other current assets............    (1,703)       (19)       (16)
       Restricted cash deposit..............................    (2,172)        --         --
       Deposits and other assets............................      (699)       (17)       (13)
       Accounts payable and accrued liabilities.............    10,733      1,469         43
       Deferred revenue.....................................       495         86         --
                                                              --------    -------    -------
Net cash used in operating activities.......................   (25,186)    (5,836)    (2,863)
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (13,365)      (786)      (320)
                                                              --------    -------    -------
Net cash used in investing activities.......................   (13,365)      (786)      (320)
FINANCING ACTIVITIES
Borrowings under equipment term loan........................     4,969        764        478
Payments on equipment term loan.............................      (894)      (282)        --
Borrowings on notes payable to stockholders.................     2,100      2,950        941
Payments on notes payable to stockholders...................        --        (22)        --
Issuance of common stock, net...............................    54,353         --         --
Issuance of preferred stock, net............................    59,532         --      4,525
Other borrowings............................................        --        (44)        44
                                                              --------    -------    -------
Net cash provided by financing activities...................   120,057      3,366      5,988
Net increase (decrease) in cash and cash equivalents........    81,506     (3,256)     2,805
Cash and cash equivalents at beginning of period............       268      3,524        719
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 81,774    $   268    $ 3,524
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES
Cash paid for interest......................................  $    246    $    13    $    10
                                                              ========    =======    =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to stockholders to
       preferred stock......................................  $  3,614    $ 1,436    $   919
                                                              ========    =======    =======
     Conversions of preferred stock to common stock.........  $ 94,983         --         --
                                                              ========    =======    =======
     Issuance of warrants in connection with debt
       financing............................................  $    428    $    65    $    27
                                                              ========    =======    =======
     Issuance of common stock for notes receivable..........  $  5,490         --         --
                                                              ========    =======    =======
     Issuance of preferred stock for prepaid advertising....  $  7,500         --         --
                                                              ========    =======    =======
     Valuation of preferred stock issued for content
       rights...............................................  $  4,802         --         --
                                                              ========    =======    =======
     Valuation of preferred stock warrant in connection with
       content agreement....................................  $  7,744    $   445    $ 1,259
                                                              ========    =======    =======
     Valuation of deferred stock compensation...............  $  3,900         --         --
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

                            EGREETINGS NETWORK, INC.

     In November 1999, the Company sold 2,475,247 shares of Series G preferred stock to the National Broadcasting Company, Inc. for gross proceeds of approximately $7.5 million in cash and for advertising rights with a fair value of $7.5 million. Under the NBC agreement, advertising will be provided to the Company pursuant to the terms of the advertising agreement. The fair value of these advertising rights was recorded as prepaid advertising and will be amortized to expense as advertising is used. As of December 31, 1998, no material amounts relating to advertising were classified as assets on the Company's balance sheets.

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

                            EGREETINGS NETWORK, INC.

     The calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
  Net loss............................................  $   (36,642)   $   (7,821)   $   (3,093)
                                                        ===========    ==========    ==========
  Weighted average shares of common stock
     outstanding......................................    5,726,149     3,466,000     3,466,000
  Less: weighted average shares of common stock that
     may be repurchased...............................   (1,157,601)       (1,543)     (365,925)
                                                        -----------    ----------    ----------
  Weighted average shares of common stock outstanding
     used in computing basic and diluted net loss per
     share............................................    4,568,548     3,464,457     3,100,075
                                                        ===========    ==========    ==========
  Basic and diluted net loss per share................  $     (8.02)   $    (2.26)   $    (1.00)
                                                        ===========    ==========    ==========

     If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 798,000, 424,000, and 380,000 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1999, 1998, and 1997, respectively.

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

 5. DEBT

     In October 1998, the Company entered into a convertible promissory note with a preferred stockholder under which it borrowed approximately $514,000. The notes bear interest at 5.6%, compounded semi-annually. In March 1999, principal and accrued interest were converted into 82,831 shares of Series D preferred stock at $6.39 per share.

     The Company has three equipment term loans. At December 31, 1999, the outstanding loan balances were $66,000, $937,000 and $4,479,000, respectively, and mature in June 2000, March 2002 and August 2002, respectively. The loans bear interest at prime plus 1%, prime plus 2% and 11.6%, respectively (9.5%, 10.5% and 11.6% as of December 31, 1999, respectively). Principal and interest are payable monthly. All three equipment loans are secured by the equipment purchased under the loan agreement and a general lien against the Company's assets.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2000.

                                          EGREETINGS NETWORK, INC.

                                          By:      /s/ ANDREW J. MOLEY
                                            ------------------------------------
                                                      Andrew J. Moley
                                                Chief Executive Officer and
                                                         President

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