Form 10-Q/A
period 2000-06-30
EGREETINGS NETWORK INC
filed 2000-11-09
CIK 1083992

                                 United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                  FORM 10-Q/A

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


            AMENDMENT AND CORRECTION TO ANNUAL REPORT ON FORM 10-QA
                         FOR QUARTER ENDED JUNE 30, 2000

The following additional information has been included in this amendment and correction on Form 10-Q/A for quarter ended June 30, 2000. In aggregate these amendments represent clarifications or additions to disclosures and do not affect net loss per share for any period reported in Egreetings Network Inc.'s Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

The disclosures in Part I, Item 1, "Financial Information", of net loss per share has been revised on the Statement of Operations and Note 2, "Significant Accounting Policies", to exclude presentation of pro forma basic and diluted net loss per share.

The Condensed Statement of Operations appearing in Part I, Item 1, "Financial Information", has been amended to include the footnotes (1), (2), (3) and (4) relating to allocation of amortization of deferred content and deferred stock compensations costs to the line items entitled "Cost of Services", "Sales and Marketing", "Operations and Development" and "General and Administrative", respectively.

Part I, Item I, "Financial Information", "Notes to the Condensed Financial Statements", Note 2, "Significant Accounting Policies" has been amended to include a description of the Company's business communications services as the sixth paragraph under the heading "Revenue Recognition".

Part I, Item I, "Financial Information", "Notes to the Condensed Financial Statements", Note 2, "Significant Accounting Policies" has been amended to include the Company's accounting policies for investments in marketable debt securities.

Part I, Item I, "Financial Information", "Notes to the Condensed Financial Statements" has been amended to include Note 4, "Investments", which provides the information required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The disclosure appearing in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Overview", second paragraph, has been revised to provide further description of the Company's business communications services.

The disclosure appearing in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Revenues" has been amended to include a third paragraph to provide additional explanation of the change in deferred revenues.

Except as noted above, information in the originally filed Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, is presented as of the original filing date and has not been updated in this amended filing. This Form 10-Q, as amended, has not been updated for any subsequent events.

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

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,         SIX  MONTHS ENDED JUNE 30,
                                                          --------------------------          --------------------------
                                                            2000              1999              2000              1999
                                                          --------          --------          --------          --------
Revenues ........................................         $  3,054          $    621          $  5,875          $    724
Costs and expenses:
  Cost of services(1)............................            1,343               672             2,414             1,071
  Sales and marketing(2).........................            4,413             2,384            10,270             5,273
  Operations and development(3)..................            4,346             2,105             8,465             3,368
  General and administrative(4)..................            1,712             1,026             3,673             2,006
  Amortization of deferred content costs ........            1,306               252             2,594               405

  Amortization of deferred stock compensation ...              296               405               700               559
                                                          --------          --------          --------          --------

          Total costs and  expenses .............           13,416             6,844            28,116            12,682
                                                          --------          --------          --------          --------

Loss from operations ............................          (10,362)           (6,223)          (22,241)          (11,958)
Interest income (expense), net ..................              782                59             1,803              (107)
Other  income ...................................              150                --               150                --
                                                          --------          --------          --------          --------


Net loss ........................................         $ (9,430)         $ (6,164)         $(20,288)         $(12,065)
                                                          ========          ========          ========          ========
Net loss per share:
    Basic and diluted............................         $  (0.28)         $                 $  (0.61)         $
                                                          ========          ========          ========          ========
Shares used in calculation of net loss per share:
    Basic and diluted ...........................           33,312                              33,168
                                                          ========          ========          ========          ========


(1) Excluding $1,396 and $252 in amortization of deferred content costs for the three months ended June 30, 2000 and 1999, respectively, and $2,594 and $405 in amortization of deferred content costs for the six months ended June 30, 2000 and 1999, respectively. Also excluding $29 and $20 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively, and $63 and $31 in amortization of deferred stock compensation for the six months ended June 30, 2000 and 1999, respectively.

(2) Excluding $86 and $109 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively, and $212 and $145 in amortization of deferred stock compensation for the six months ended June 30, 2000 and 1999, respectively.

(3) Excluding $136 and $218 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively, and $322 and $303 in amortization of deferred stock compensation for the six months ended June 30, 2000 and 1999, respectively.

(4) Excluding $45 and $58 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively, and $103 and $80 in amortization of deferred stock compensation for the six months ended June 30, 2000 and 1999, respectively.



                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         ----------------------------
                                                                                           2000                1999
                                                                                         ---------          ---------
                                                                                         UNAUDITED          UNAUDITED
OPERATING ACTIVITIES
Net loss .......................................................................         $ (20,288)         $ (12,065)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation .................................................................             2,336                909
  Amortization of deferred content costs .......................................             2,594                405
  Amortization of deferred stock compensation ..................................               700                559
  Bad debt expense .............................................................               393                 --
  Other ........................................................................                13                 46
  Changes in operating assets and liabilities:
    Accounts receivable ........................................................            (1,528)                95
    Prepaid expenses and other current assets ..................................               387               (261)
    Other assets ...............................................................             2,244             (2,192)
    Accounts payable and accrued liabilities ...................................            (7,179)               (24)
    Deferred revenue ...........................................................               638                363
                                                                                         ---------          ---------
  Net cash used in operating activities ........................................           (19,690)           (12,165)
                                                                                         ---------          ---------
INVESTING ACTIVITIES
Purchases of property and equipment ............................................            (7,517)            (4,946)
Purchases of available for sale securities .....................................          (101,453)                --
Proceeds from sale/maturity of available for sale securities ...................            61,100                 --
                                                                                         ---------          ---------
Net cash used in investing activities ..........................................           (47,870)            (4,946)
                                                                                         ---------          ---------
FINANCING ACTIVITIES
Borrowings under equipment term loans ..........................................                --                500
Payments on equipment term loans ...............................................              (861)              (148)
Issuance of common stock, net ..................................................             4,502                  9
Issuance of preferred stock, net ...............................................                --             23,083
Proceeds from repayment of notes receivable from shareholders ..................                45                 --
                                                                                         ---------          ---------
Net cash provided by financing activities ......................................             3,686             23,444
                                                                                         ---------          ---------

Net increase (decrease) in cash and cash equivalents ...........................           (63,874)             6,333
Cash and cash equivalents at beginning of period ...............................            81,774                268
                                                                                         ---------          ---------
Cash and cash equivalents at end of period .....................................         $  17,900          $   6,601
                                                                                         =========          =========

  SUPPLEMENTAL DISCLOSURES
  Cash paid for interest .......................................................         $     229          $      28
                                                                                         =========          =========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for notes receivable ...........................         $   2,066          $   4,805
                                                                                         =========          =========
       Valuation of common stock warrants ......................................         $     205          $      --
                                                                                         =========          =========
       Valuation of preferred stock warrant in connection with
        content agreement ......................................................         $      --          $   3,713
                                                                                         =========         ==========
       Valuation of deferred stock compensation ................................         $    (306)         $   3,115
                                                                                         =========          =========
       Conversion of notes payable to stockholders to preferred stock ..........         $      --          $   1,514
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

2. SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition

        Revenues are generated primarily as a result of advertising and sponsorship, direct marketing, Ecommerce activities, and business communications services.

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

        Revenue from business communications services is recognized on the date that the custom-made digital greeting is transmitted to the customer.

        Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to revenue generating contracts in advance of revenue recognition.

        Investments

        Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 2000, the Company's investment portfolio consisted of securities classified as available for sale. At December 31, 1999, the Company did not hold any investments in such securities. Unrealized holding gains and losses, if material, are included as a separate component of other comprehensive income on the Statement of Stockholders' Equity. At June 30, 2000, unrealized holding gains and losses are not material. Realized gains and losses are recorded in the Statement of Operations upon selling the security.

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
                                                          ========          ========          ========          ========

4. INVESTMENTS

        At June 30, 2000, all marketable debt securities were classified as available for sale. At December 31, 1999, the Company did not hold any investments in securities. Investments consisted of the following (in thousands):


JUNE 30, 2000                        CURRENT                LONG-TERM
----------------------------      ------------           ---------------
Corporate Bonds                          5,060                     9,919
Government Agencies                      4,998                    14,916
Commercial Paper                         4,889                        --
Accrued Interest Receivable                625                        --
                                    ----------             -------------
                                        15,572                    24,835
                                    ==========             =============

        At June 30, 2000, maturities for long-term securities were between one and two years. At June 30, 2000, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.

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

        In November 1998, we made a significant change to our business model and began offering our online cards for free. We made this change in order to more rapidly build a large and active user base, which increases our ability to sell advertisements and sponsorships on our Web site to third parties and has been the launching pad for our online direct marketing business. Our business model also includes e-commerce activities, primarily in the form of digital gift certificates, and a business communications service. Business communications services consist of developing custom-made digital greetings, announcements and invitations for companies for their communications with their customers, potential customers, employees or other business associates. Lastly, we are developing and marketing a platform card service licensed to other Websites as a tool for customer acquisition and retention. As we develop and introduce more products and services in the future, we anticipate that revenues from advertisements and sponsorships will decrease as a percentage of total revenues.

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

        Deferred revenue increased to $1.2 million as of June 30, 2000 from $581,000 as of December 31, 1999. This increase is primarily attributable to a non-refundable fee of $1 million received from a platform card service customer.

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

                                            EGREETINGS NETWORK, INC.

                                            By:      /s/ ANDREW J. MOLEY
                                               ---------------------------------
                                                       Andrew J. Moley
                                                  Chief Executive Officer and
                                                         President
                                                (Principal Executive Officer)

                                            By:     /s/ SCOTT F. NEAMAND
                                               ---------------------------------
                                                      Scott F. Neamand
                                             Senior Vice President, Finance and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    27.1          Financial Data Schedule