Form 10-Q
period 2000-09-30
EGREETINGS NETWORK INC
filed 2000-11-14
CIK 1083992

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                     OUTSTANDING AT OCTOBER 31, 2000
             -----                                     -------------------------------
Common Stock, $0.001 par value                                   35,552,951

                                TABLE OF CONTENTS

                                      10-Q

PART I - FINANCIAL INFORMATION
Item 1  Condensed Financial Statements (unaudited)

       -      Balance Sheets at September 30, 2000 and December 31, 1999
       - Statements of Operations for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999
       - Statements of Cash Flows for the nine months ended September 30, 2000 and 1999
       -      Notes to Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION
Item 1  Legal Proceedings
Item 6  Exhibits and Reports
Signatures

                            EGREETINGS NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000            1999
                                                                                -------------   ------------
                                                                                 UNAUDITED
                                             ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $   6,600       $  81,774
  Short-term investments ..................................................         28,746              --
  Accounts receivable (net of allowance for doubtful accounts of $600 as of
     September 30, 2000 and $69 as of December 31, 1999) ..................          2,531           1,228
  Prepaid expenses and other current assets ...............................          8,173           9,244
                                                                                 ---------       ---------
          Total current assets ............................................         46,050          92,246
Long-term investments .....................................................         14,909              --
Property and equipment, net ...............................................         16,725          11,800
Deferred content costs ....................................................          9,012          12,740
Restricted cash deposit ...................................................             76           2,172
Deposits and other assets .................................................            816           1,165
                                                                                 ---------       ---------
          Total assets ....................................................      $  87,588       $ 120,123
                                                                                 =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................      $   2,378       $   7,910
  Accrued expenses and other current liabilities ..........................          2,833           4,029
  Accrued royalties .......................................................            199             290
  Deferred revenue ........................................................          1,448             581
  Current portion of equipment term loan ..................................          1,814           1,764
                                                                                 ---------       ---------
          Total current liabilities .......................................          8,672          14,574
Equipment term loan, less current portion .................................          2,377           3,718
                                                                                 ---------       ---------
          Total liabilities ...............................................         11,049          18,292
Commitments and contingencies
Stockholders' equity
  Common stock, $0.001 par value: 65,000,000 shares authorized;
     35,552,951 and 34,501,140 shares issued and outstanding at
     September 30, 2000 and December 31, 1999 respectively ................        165,924         159,227
  Deferred stock compensation .............................................           (868)         (2,195)
  Notes receivable from stockholders ......................................         (7,620)         (5,490)
  Accumulated deficit .....................................................        (80,897)        (49,711)
                                                                                 ---------       ---------
          Total stockholders' equity ......................................         76,539         101,831
                                                                                 ---------       ---------
          Total liabilities and stockholders' equity ......................      $  87,588       $ 120,123
                                                                                 =========       =========


                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE  MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------   --------------------------------
                                                                 2000             1999             2000             1999
                                                               --------         --------         --------         --------
Revenues ..............................................        $  2,289         $    803         $  8,163         $  1,527
Costs and expenses:
  Cost of services(1) .................................           2,154              918            4,567            1,989
  Sales and marketing(2) ..............................           3,288            2,948           13,557            8,221
  Operations and development(3) .......................           4,687            3,713           13,153            7,081
  General and administrative(4) .......................           1,926            2,045            5,599            4,051
  Amortization of deferred content costs ..............           1,339              349            3,933              754
  Amortization of deferred stock compensation .........             242              807              942            1,366
                                                               --------         --------         --------         --------
          Total costs and  expenses ...................          13,636           10,780           41,751           23,462
                                                               --------         --------         --------         --------

Loss from operations ..................................         (11,347)          (9,977)         (33,588)         (21,935)
Interest income (expense), net ........................             728               15            2,531              (92)
Other  income (expense), net ..........................            (279)              --             (129)              --
                                                               --------         --------         --------         --------
Net loss ..............................................        $(10,898)        $ (9,962)        $(31,186)        $(22,027)
                                                               ========         ========         ========         ========
Net loss per share:
    Basic and diluted .................................        $  (0.32)        $  (2.66)        $  (0.94)        $  (6.12)
                                                               ========         ========         ========         ========

Shares used in calculation of net loss per share:
    Basic and diluted .................................          33,637            3,749           33,326            3,598
                                                               ========         ========         ========         ========

(1) Excluding $1,339 and $349 in amortization of deferred content costs for the three months ended September 30, 2000 and 1999, respectively, and $3,933 and $754 in amortization of deferred content costs for the nine months ended September 30, 2000 and 1999, respectively. Also excluding $27 and $64 in amortization of deferred stock compensation for the three months ended September 30, 2000 and 1999, respectively, and $90 and $95 in amortization of deferred stock compensation for the nine months ended September 30, 2000 and 1999, respectively.

(2) Excluding $75 and $202 in amortization of deferred stock compensation for the three months ended September 30, 2000 and 1999, respectively, and $287 and $347 in amortization of deferred stock compensation for the nine months ended September 30, 2000 and 1999, respectively.

(3) Excluding $101 and $436 in amortization of deferred stock compensation for the three months ended September 30, 2000 and 1999, respectively, and $424 and $739 in amortization of deferred stock compensation for the nine months ended September 30, 2000 and 1999, respectively.

(4) Excluding $39 and $105 in amortization of deferred stock compensation for the three months ended September 30, 2000 and 1999, respectively, and $141 and $185 in amortization of deferred stock compensation for the nine months ended September 30, 2000 and 1999, respectively.


                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                             ---------         ---------
                                                                                             UNAUDITED         UNAUDITED
OPERATING ACTIVITIES
Net loss ............................................................................        $ (31,186)        $ (22,027)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ......................................................................            4,106             1,436
  Loss on disposal of property and equipment ........................................              279                --
  Amortization of deferred content costs ............................................            3,933               754
  Amortization of deferred stock compensation .......................................              942             1,366
  Bad debt expense ..................................................................              513                --
  Interest income accrued on investments in available for sale securities ...........             (416)               --
  Other .............................................................................               16                46
  Changes in operating assets and liabilities:
    Accounts receivable .............................................................           (1,816)             (483)
    Prepaid expenses and other current assets .......................................            1,071            (1,289)
    Other assets ....................................................................            2,445            (2,136)
    Accounts payable and accrued liabilities ........................................           (6,819)            4,122
    Deferred revenue ................................................................              867               379
                                                                                             ---------         ---------
  Net cash used in operating activities .............................................          (26,065)          (17,832)
                                                                                             ---------         ---------
INVESTING ACTIVITIES
Purchases of property and equipment .................................................           (9,732)           (7,425)
Proceeds from disposals of property and equipment ...................................              422                --
Purchases of available for sale securities ..........................................         (109,339)               --
Proceeds from sale/maturity of available for sale securities ........................           66,100                --
                                                                                             ---------         ---------
Net cash used in investing activities ...............................................          (52,549)           (7,425)
                                                                                             ---------         ---------
FINANCING ACTIVITIES
Borrowings under equipment term loans ...............................................               --             4,971
Payments on equipment term loans ....................................................           (1,291)             (461)
Advance on note receivable from stockholder .........................................               --              (200)
Borrowings on notes payable to stockholders .........................................               --             2,100
Issuance of common stock, net .......................................................            4,687                73
Issuance of preferred stock, net ....................................................               --            20,882
Proceeds from repayment of notes receivable from shareholders .......................               44                --
                                                                                             ---------         ---------
Net cash provided by financing activities ...........................................            3,440            27,365
                                                                                             ---------         ---------
Net increase (decrease) in cash and cash equivalents ................................          (75,174)            2,108
Cash and cash equivalents at beginning of period ....................................           81,774               268
                                                                                             ---------         ---------
Cash and cash equivalents at end of period ..........................................        $   6,600         $   2,376
                                                                                             =========         =========
  SUPPLEMENTAL DISCLOSURES
  Cash paid for interest ............................................................        $     340         $     103
                                                                                             =========         =========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for notes receivable ................................        $   2,174         $   5,360
                                                                                             =========         =========
       Issuance of warrants in connection with debt financing .......................        $      --         $     428
                                                                                             =========         =========
       Issuance of common stock warrants ............................................        $     205         $      --
                                                                                             =========         =========
       Valuation of preferred stock warrant in connection with content agreement ....        $      --         $   6,108
                                                                                             =========         =========
       Reduction in valuation of deferred stock compensation ........................        $     385         $      --
                                                                                             =========         =========
       Conversion of notes payable to stockholders to preferred stock ...............        $      --         $   3,614
                                                                                             =========         =========


                  See notes to condensed financial statements.

                            EGREETINGS NETWORK, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.     THE COMPANY AND BASIS OF PRESENTATION

       Egreetings Network, Inc. (the "Company") offers consumers and businesses a convenient and simple integrated solution for communicating and sending gifts online. The Company's Web site allows users to send personalized content-rich online cards and a variety of gifts. The Company operates in one business segment and generates revenue from corporate advertising and sponsorships, direct marketing, and e-commerce, and by providing business communication and platform card services. Business communication services include creating and distributing customized, media-rich communication products for business to send to their employees, customers and partners. The Company's platform card service offers other Web sites a highly engaging and viral way to build and maintain traffic.

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       Revenue Recognition

       Revenues are generated primarily as a result of advertising and sponsorship, direct marketing, e-commerce activities and business communication services.

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

       Revenue from e-commerce transactions is recognized on the date the digital gift certificate code is emailed to the buyer or designated recipient and on the date of shipment for physical goods.

       Revenue from business communications services is recognized on the date that the custom-made digital greeting is transmitted to the intended recipient.

       Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to revenue generating contracts in advance of revenue recognition.

       Investments

       The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 2000, the Company's investment portfolio consisted of securities classified as available for sale. At December 31, 1999, the Company did not hold any investments in such securities. Unrealized holding gains and losses, if material, are included as a separate component of other comprehensive income on the Statement of Stockholders' Equity. At September 30, 2000, unrealized holding gains and losses are not material. Realized gains and losses are recorded in the Statement of Operations upon selling the security.

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

       Dependence on Third Parties and Related Party Transactions

       A common stockholder, Gibson Greetings, Inc. ("Gibson"), now a wholly-owned subsidiary of American Greetings Corp., provides a significant portion of the Company's online cards content pursuant to an agreement that obligates the Company to pay royalties. Under this agreement, the Company accrued royalties payable to this related party of $109,000 and $122,000 in the three months ended September 30, 2000 and 1999, respectively, and $322,000 and $358,000 in the nine months ended September 30, 2000 and 1999, respectively. Royalty obligations arise as online cards containing third-party content are sent by consumers. Royalty expenses are recorded with a charge to cost of services in the statement of operations in the period during which the related obligations arise.

       In addition, the Company relies on an un-related third party entity for Internet connectivity and to house and maintain its Web servers. The inability of this party to fulfill its obligations with the Company could negatively impact the Company's future results.

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

       The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE  MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   --------------------------------
                                                  2000             1999             2000             1999
                                                --------         --------         --------         --------
Net loss ...............................        $(10,898)        $ (9,962)        $(31,186)        $(22,027)
                                                --------         --------         --------         --------
Weighted average shares of common stock
 Outstanding ...........................          35,505            5,983           35,303            4,448
Less: weighted average shares of common
 stock that may be repurchased .........          (1,868)          (2,234)          (1,977)            (850)
                                                --------         --------         --------         --------
Weighted average shares of common stock
 outstanding used in computing basic and
 diluted net loss per share ............          33,637            3,749           33,326            3,598
                                                --------         --------         --------         --------
Basic and diluted net loss per share ...        $   (.32)        $  (2.66)        $   (.94)        $  (6.12)
                                                ========         ========         ========         ========

4.     INVESTMENTS

       At September 30, 2000, all marketable debt securities were classified as available for sale. At December 31, 1999, the Company did not hold any investments in securities. Investments consisted of the following (in thousands):


                         SEPTEMBER 30, 2000                    CURRENT   LONG-TERM
                         ------------------                    -------   ---------
                         Corporate Bonds                       18,365      4,958
                         Government Agencies                    4,997      9,951
                         Commercial Paper                       4,968         --
                         Accrued Interest Receivable              416         --
                                                               ------     ------
                                                               28,746     14,909
                                                               ======     ======

       At September 30, 2000, maturities for long-term securities were within one year. At September 30, 2000, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion contains forward-looking statements that involve risks and uncertainties that are based on our current expectations about our company and our industry. We make such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 2 under "Factors That May Affect Future Results." Actual results may differ materially from those projected, anticipated or indicated in any forward-looking statements. In Item 2, we use the words "anticipates," "believes," "intends," "future," "could" and similar words and expressions referencing future events, conditions or circumstances identify forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to our strategy, the launch of new services leveraging our Web site, our market opportunities, the ability to meet revenue-generating milestones with our current partners, the anticipated use of proceeds from our recent offering, our anticipated advertising and direct marketing revenues, our ability to attract and retain distribution partners, our competitive position, and our ability to continue to license and develop high quality content and services on our Web site. The section entitled "Risk Factors" appearing in this report describes those factors that we currently consider material and that could cause actual results to differ materially from those projected. These factors also include, but are not limited to, those discussed in our other SEC filings, including our Registration Statement on Form S-1 declared effective December 16, 1999 by the SEC (File No. 333-88595) and in our Annual Report on Form 10-K filed March 30, 2000 and subsequently amended November 9, 2000, with the SEC. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

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

       In November 1998, we made a significant change to our business model and began offering our online cards for free. We made this change in order to more rapidly build a large and active user base, which increases our ability to sell advertisements and sponsorships on our Web site to third parties and has been the launching pad for our online direct marketing business. Our business model also includes e-commerce activities, primarily in the form of digital gift certificates, and a business communications service. Business communications services consist of developing custom-made digital greetings, announcements and invitations for companies for their communications with their customers, potential customers, employees or other business associates. Lastly, we are developing and marketing a platform card service licensed to other Web sites as a tool for customer acquisition and retention. As we develop and introduce more products and services in the future, we anticipate that revenues from advertisements and sponsorships will decrease as a percentage of total revenues.

       On October 25, 2000, the Company announced a management restructuring and staff reduction. In connection with this restructuring plan, the Company reduced its work force by 60 permanent employees, representing an approximate one-third reduction in force. The Company anticipates a restructuring charge to operating results for the forth quarter of 2000, the amount of which has not yet been determined.

RESULTS OF OPERATIONS

Revenues

       Revenues grew to $2.3 million and $8.2 million for the three- and nine-month periods ended September 30, 2000 from $803,000 and $1.5 million for the corresponding periods ended September 30, 1999. The catalyst for this growth has been the significant increase in traffic to our Web site and in registration of members who opt in to receive sponsored email promotions, which in turn has driven growth in our advertising inventory and direct marketing base. We have capitalized on this growth by building our sales team steadily throughout 1999 and in the first half of 2000.

       Deferred revenue increased to $1.4 million as of September 30, 2000 from $581,000 as of December 31, 1999. This increase is primarily attributable to a non-refundable fee of $1 million received from a platform card service customer for which revenue recognition will commence in the fourth quarter of the year ended December 31, 2000.

       We typically guarantee advertisers a minimum number of "impressions," or times that an advertisement appears in pages viewed by consumers using our Web site. We recognize revenues on the sale of advertisements based on the ratio of the number of impressions actually delivered to the guaranteed number of impressions. We recognize revenues on the sale of sponsorships on a straight-line basis over the period during which the sponsor's promotional message is displayed on our Web site. Direct marketing revenues are recognized based on the ratio of the number of emails actually sent to the guaranteed number of emails to be sent. E-commerce revenues are recognized upon electronic delivery of digital gift certificates or shipment of physical goods. Business communications services revenues are recognized on the date that the custom-made digital greeting is transmitted to the customer. In all cases, revenues are recognized only if we have no remaining significant obligations and the collection of the receivable is probable.

Cost of Services

       Cost of services is comprised primarily of royalties paid to content licensors, the cost of our internal content production, Internet connectivity charges, server co-location costs, direct marketing list management costs and the cost of goods sold from our online gift store.

       Cost of services increased to $2.2 million and $4.6 million for the three- and nine-month periods ended September 30, 2000 from $918,000 and $2.0 million for the corresponding periods ended September 30, 1999. The increase in this cost is primarily due to increases of in-house content costs resulting from the rise in demand for our online cards, as well as costs associated with two growing revenue streams, namely direct marketing list management costs and product cost from our online store which opened in late 1999. Third party content royalty fees actually decreased as our customers sent more online cards produced by the Company than online cards produced by third party publishers. Cost of services is not proportional to revenues and may increase or decrease as a percentage of revenues.

Sales and Marketing

       Sales and marketing expenses consist primarily of expenses related to personnel and facilities, online and offline advertising, distribution, promotional activities and public relations costs. Distribution costs reflect amounts paid to online service providers, portals and other Web sites who market and provide links to our Web site.

       Sales and marketing expenses increased to $3.3 million and $13.6 million for the three- and nine-month periods ended September 30, 2000 from $2.9 million and $8.2 million for the corresponding periods ended September 30, 1999. This increase is primarily attributable to increased marketing personnel and facility costs, additional customer retention and loyalty efforts and, with respect to the nine-month periods, an acceleration in television, radio, online and print advertising activities in the first quarter of 2000. Sales related expenses also increased due primarily to the growth in our sales team to 26 employees at September 30, 2000 from 14 people at September 30, 1999. Sales and marketing expense as a percentage of total revenues may fluctuate depending on the timing and type of new marketing programs and distribution agreements and the addition of sales and marketing personnel.

Operations and Development

       Operations and development expenses consist primarily of personnel, contractor and facilities costs for our site management, product management, entertainment, business development, engineering, information systems, site operations and site production departments.

       Operations and development expenses increased to $4.7 million and $13.2 million for the three- and nine-month periods ended September 30, 2000 from $3.7 million and $7.1 million for the corresponding periods ended September 30, 1999. These increases primarily were due to increased personnel and facility costs, including the cost of independent contractors assisting on various engineering projects. These projects included the re-architecture of our Web site infrastructure and the creative redesign of our Web site. Depreciation expense also rose due to re-architecture costs and the addition of hardware and software to support greater levels of traffic on our Web site. These expenses as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of new personnel hires to support and expand our site infrastructure and traffic.

General and Administrative

       General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, facilities and administration, legal, human resources and fees for professional services.

       General and administrative expenses decreased to $1.9 million for the three-month period ended September 30, 2000 from $2.0 million for the corresponding period ended September 30, 1999. This decrease was primarily due to decreases in professional fees and general overhead costs as we were preparing for our public offering in the third quarter of 1999. General and administrative expenses increased to $5.6 million for the nine-month period ended September 30, 2000 from $4.1 million for the corresponding period ended September 30, 1999. This increase is primarily the result of increased personnel, facility and overhead costs necessary to support our growing business infrastructure. We have increased our office space from approximately 14,000 square feet in the third quarter of 1999 to approximately 70,000 square feet in the third quarter of 2000. In addition, since going public in late 1999, the Company is now incurring costs for professional services and products inherent to publicly-held entities. General and administrative expense as a percentage of revenues may fluctuate depending on the level of future revenues and the timing of additional investments in general and administrative infrastructure.

Amortization of Deferred Content Costs

       Amortization of deferred content costs increased to $1.3 million and $3.9 million for the three- and nine-month periods ended September 30, 2000 from $349,000 and $754,000 for the corresponding periods ended September 30, 1999. This increase is primarily the result of a significant upward revaluation during 1999 of a warrant issued to Gibson Greetings, Inc. in connection with rights to distribute Gibson's content in the form of online cards. Also in late 1999, we incurred approximately $4.8 million of content costs in conjunction with a content licensing agreement signed with the National Broadcasting Company, Inc. We will periodically review the recoverability of the deferred content costs and will write these assets down to their net realizable value if impairment is deemed to have occurred.

Amortization of Deferred Stock Compensation

       Amortization of deferred stock compensation decreased to $242,000 and 942,000 for the three- and nine-month periods ended September 30, 2000 from $807,000 and $1.4 million for the corresponding periods ended September 30, 1999. These charges relate to the amortization of deferred stock compensation over the vesting periods, generally four years, of options granted in 1998 and 1999 at exercise prices less than the deemed fair value of our common stock on the grant date. These charges will continue to decrease due to the accelerated method of amortization being utilized and due to forfeiture of options by terminated employees.

Interest Income (Expense), Net

       Net interest income increased to $728,000 for the three-month period ended September 30, 2000 from $15,000 for the corresponding period ended September 30, 1999. For the nine months ended September 30, 2000, net interest income was $2.5 million compared to net interest expense of $92,000 for the corresponding period ending September 30, 1999. For the three- and nine-month periods ended September 30, 2000, interest was earned primarily on proceeds from our final preferred financing round in October 1999 and our initial public offering in December 1999. These proceeds are invested in high quality investments, including money market funds. Interest earned in both periods was offset by interest expense from equipment term loans. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

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

       Net cash used in operating activities was $26.1 million and $17.8 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities for the nine months ended September 30, 2000 was primarily the result of net losses, decreases in accounts payable and increases in accounts receivable, offset by non-cash charges for depreciation of furniture and equipment and amortization of deferred content and deferred stock compensation costs. For the nine months ended September 30, 1999, cash used in operating activities was primarily the result of net losses and increases in accounts receivables and other assets, offset by increases in accounts payable and non-cash charges for depreciation of furniture and equipment and amortization of deferred content and deferred stock compensation costs. Net cash used in investing activities was $52.5 million and $7.4 million for the nine months ended September 30, 2000 and 1999, respectively. Of these amounts, approximately $9.7 million and $7.5 million for the nine months ended September 30, 2000 and 1999, respectively, were used to acquire network hardware and software and other equipment to support our growth in Web site traffic and personnel. The remaining cash outflow of $42.8 million in 2000 represented net investment of proceeds from our initial public offering in high quality financial instruments. Net cash provided by financing activities was $3.4 million and $27.9 million for the nine months ended September 30, 2000 and 1999, respectively, and was generated primarily through the sale of common stock, preferred stock, and borrowings offset by loan pay downs. Due to proceeds received from our initial public offering in December 1999, we did not actively pursue additional financing during the nine months ended September 30, 2000 other than the exercise by our underwriters of their right to purchase allotted shares from the initial public offering.

       As of September 30, 2000, we had approximately $6.6 million of cash and cash equivalents, $43.7 million of investments and working capital of $37.4 million. As of September 30, 2000, we have a material operating lease commitment for our San Francisco headquarters facility. Other commitments include less material facility leases and equipment operating leases as well as our equipment term loans. Although we have no material commitments for capital expenditures, we anticipate that some additional capital expenditures will be required to support our planned operations. We currently anticipate that our operating expenses will be a material use of our cash resources.

       The Company believes that current cash and cash equivalents and investments will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, investments and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or obtain additional debt financing. The sale of additional equity could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. All registrants are expected to apply the accounting and disclosures described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principle in the quarter ending December 31, 2000. The adoption of SAB 101 will not have a material effect on the Company's financial statements.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June, 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. The Company is required to adopt Statement 133 as amended, for the year ending December 31, 2001. The Company does not expect that the adoption of Statement 133 will have a material effect on its consolidated financial position or results of operations.


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

       -      retain and motivate qualified personnel.

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

       Although we also offer e-commerce services, we may not generate significant revenues from these services because we have very limited experience in e-commerce. We facilitate these transactions both by directing consumers to our partners and by enabling consumers to purchase products and services directly from our Web site. We also expect third parties to fulfill these orders and deliver to consumers the goods and services that are purchased on or through our Web site. These methods of revenue generation are relatively new and largely untested for us. Market pressure and increasing consolidation in the e-commerce industry may make the creation of partnerships more difficult or the facilitation of transactions less attractive. In addition, further development and implementation of our e-commerce services will require additional management, financial and operational resources and may strain our existing resources. E-commerce transactions may not generate sufficient revenues to offset the cost of any further expansion into that area.

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

       Privacy concerns may cause consumers to resist providing personal data. For example, we currently allow our registered members to "opt out" of receiving marketing and related communications. If a majority of our registered members make this election, the amount of the demographic data we are able to provide to advertisers, sponsors and e-commerce partners will be reduced significantly, which could harm our ability to retain and attract advertisers, sponsors and e-commerce partners. In addition, in October 1999, we eliminated the requirement that consumers become registered members to use our services. Although we offer some features and other benefits to our registered members that are unavailable to unregistered consumers, many consumers choose to use out site without registering as members. Our ability to collect the data desired by advertisers, sponsors and e-commerce merchants may decrease as a result of this change. This could result in less advertising, direct marketing and reduced e-commerce activities on or through our Web site and less advertising via our online cards, which would result in reduced revenues from advertising, direct marketing and e-commerce.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES. OUR BUSINESS WILL BE SERIOUSLY HARMED IF OUR REVENUES DO NOT GROW.

       We have incurred significant net losses in each fiscal quarter since our inception, including a net loss of approximately $10.9 million and $31.2 million for the three- and nine-month periods ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $80.9 million. We expect to have net losses and negative operating cash flows for the foreseeable future.

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

SOME OF OUR CONTENT MAY BECOME UNAVAILABLE IF OUR RELATIONSHIPS WITH OUR THIRD-PARTY CONTENT PROVIDERS EXPIRE OR ARE TERMINATED.

       We rely on third-party content providers, such as music producers, movie studios, traditional card designers, cartoonists and independent artists, and Gibson Greetings, now wholly-owned by American Greetings Corp., for a significant portion of our content. To be successful, we will need to maintain our existing successful relationships as well as establish other relationships with new parties who can provide us with cross-media and promotional opportunities. If we fail to retain our existing content relationships or enter into new relationships, the variety and quality of the content on our Web site may be reduced, traffic to our Web site may decrease, our advertising revenues may be impaired and future e-commerce revenues may not materialize.

       For the three- and nine-months ended September 30, 2000, 18% and 22%, respectively, of all online cards sent from our Web site contained content that we obtained pursuant to an exclusive license agreement with Gibson that expires in December 2002. If the license agreement terminates and we are unable to continue this arrangement, the amount of content we are able to offer our consumers will decrease.

       In March 2000, American Greetings Corp. acquired Gibson. American Greetings also is the parent company of AmericanGreetings.com, which is one of our competitors in the online cards market. Our rights pursuant to our license agreement with Gibson have thus far been unaffected by this acquisition. If Gibson or American Greetings fail to perform under the terms of our license agreement, the amount of content we are able to offer our consumers will decrease, which could harm our business.

       With the exception of our relationships with NBC, BMG Entertainment and Universal, our existing content alliances are pursuant to short-term agreements. When these agreements expire or otherwise terminate, we may be unable to renew them on favorable terms or at all or to obtain similar agreements with other parties. Additionally, our competitors may enter into agreements with existing or prospective content partners that may be or would have been integral to our future content and brand development.

OUR SITE'S GROWTH WILL DEPEND ON OUR ABILITY TO CONTINUE TO PROVIDE COMPELLING CONTENT AND OTHER OFFERINGS AVAILABLE ON OUR WEB SITE AND ENHANCE OVERALL SERVICES AND FUNCTIONALITY.

       To remain competitive we must continue to license and create compelling and entertaining content, increase the offerings of gift-giving services available through our Web site and enhance and improve the ease of use, responsiveness, functionality and features of our products and services. We may be unable to anticipate, monitor and successfully respond to rapidly changing consumer tastes so as to attract a sufficient number of consumers to our Web site. If we are unable to license and develop content, increase the variety of gifts available and enhance and improve the personalized services that allow us to attract, retain and expand a loyal consumer base, we will be unable to generate advertising and direct marketing revenues or e-commerce revenues and our business will suffer. The development and integration of new functionality and services could be expensive and time consuming, and the cost of the content that we license may increase in the future. Any new content, gifts, features, functions or services that we license or develop for consumers, advertisers or e-commerce merchants may not achieve market acceptance.

OUR CONTINUED GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND.

       In October 1998, we changed our name to E-greetings Network and launched a marketing campaign to establish the brand name "Egreetings." We believe that continuing to establish and maintain the Egreetings brand and associated goodwill will be an important aspect of our efforts to retain our current consumers, attract and expand our Internet audience, license and create new content, and appeal to advertisers and e-commerce merchants. We believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. Accordingly, we intend to continue pursuing an aggressive brand enhancement strategy. Expenditures associated with such strategy may not result in a sufficient increase in revenues. In addition, even if our brand recognition increases, we may not acquire new consumers and customers for our advertising services, and even if we do, our revenues may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, we also may be unable to increase future revenues.

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

       We compete with many Internet companies for content, consumer attention and time, advertising revenue, direct marketing revenue and e-commerce revenue. We expect this competition to increase. We compete, in particular, with the following types of companies:

       - Companies that offer online cards via the Internet. Companies or their affiliates such as American Greetings and Hallmark offer online cards via the Internet. In addition, some of these companies offer e-commerce merchants' products that can be purchased at or through their Web sites and direct marketing sponsorship opportunities. Several of these companies also offer features on their Web sites that are similar or identical to our Web site's features.

       - Internet content aggregators and other Internet companies that offer online cards and gifts. Companies such as Amazon.com, Excite@Home and Yahoo! offer online cards as a component of their overall product and service offerings or provide links to electronic greeting and gift companies. The online cards available on or through these Web sites often are free and may be sent with a gift purchased via the particular Web site or via the Web sites of e-commerce merchants that are partners or advertisers of the content aggregator or Internet company.

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

OUR FUTURE SUCCESS WILL DEPEND ON THE INCREASING USE OF THE INTERNET AND THE GROWTH OF E-COMMERCE.

       Our future success will depend heavily on the acceptance and wide use of the Internet for direct marketing and e-commerce. If Web-based commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Market conditions affecting e-commerce providers may also impact our ability to grow the service and product offerings on our Web site. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may be unable to support the demands placed on it by increased usage. Internet service providers, online service providers and other Web site operators have already experienced significant outages. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting to changing or emerging technologies.

WE DEPEND ON THIRD PARTIES TO FULFILL ORDERS AND DELIVER GOODS AND SERVICES TO OUR CONSUMERS AND THEIR FAILURE TO PERFORM ADEQUATELY WOULD HARM OUR BUSINESS.

       Our success in e-commerce activities will depend in large part on the ability of third parties to fulfill our consumers' orders and deliver goods and services to our consumers. Failure of vendors or shippers to fill our consumers' orders, provide adequate customer service or deliver quality goods and services on time would impact negatively on our company and harm our business. Increasing consolidation and pressure related to market conditions for third party e-commerce partners could cause delays or other problems related to delivery or orders of goods. In addition, strikes or other service interruptions affecting fulfillment and delivery services would impair our ability to deliver merchandise ordered by our consumers on a timely basis.

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

WE RELY ON ONLINE DISTRIBUTION CHANNELS TO GENERATE TRAFFIC TO OUR WEB SITE.

       We rely on integrated distribution relationships with high traffic Internet sites and leading Internet portals to increase the visibility of our Web site and to generate additional traffic. Our business could be materially harmed if any of our distribution relationships do not result in increased Web site traffic and visibility or are not available on commercially reasonable terms. Because there is intense competition for online distribution relationships among Web sites, we may be unable to maintain or renew these agreements or enter into new relationships on commercially reasonable terms or at all. In addition, our online distribution relationships may not generate enough additional traffic to our Web site or create sufficient visibility to justify the costs we incur for these relationships.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FURTHER DECLINE.

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

       We have experienced and expect to continue to experience seasonality in our business. Consumer traffic on our Web site generally is higher during holiday periods such as Valentine's Day, Mother's Day, Father's Day and Christmas and can be considerably slower during the summer months. In addition, sales of gifts and general advertising revenues tend to be lower in the third calendar quarter of each year. We also experience similar seasonality in our business. In addition, because advertising on the Internet is an emerging market, additional seasonal and other patterns in the usage of our products and services may emerge as the market matures. Seasonal patterns like this may harm our business. As a result of all of the factors discussed above, period-to-period comparison of our operating results may not be a good indication of our future performance.

OUR STOCK PRICE HAS DECLINED IN RECENT MONTHS; CONTINUED VOLATILITY IN THE STOCK MARKET MAY CAUSE FLUCTUATIONS AND/OR FURTHER DECLINE IN OUR STOCK PRICE

       The trading price of our common stock has been and may continue to be subject to cumulative decline and wide fluctuations. During the third quarter of 2000, the closing sale prices of our common stock on the NASDAQ National Market ranged from $1.00 on September 26, 2000 to $2.00 on July 21, 2000 and the sale price of our common stock on November 8, 2000 closed at $0.34. Our stock price may decline or fluctuate in response to any number of factors and events, such as quarterly fluctuations in operating results, announcements of technological innovations, strategic and content relationships, new product offerings by us or our competitors, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, particularly with respect to technology and Internet stocks, has experienced extreme volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies, including our company, irrespective to the operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the NASDAQ National Market, regardless of our operating performance.

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

RISKS RELATED TO OPERATIONS

TO MANAGE OUR GROWTH, WE WILL NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES.

       We continue to experience rapid expansion in our Web site traffic, personnel, facilities and infrastructure. For example, the average number of daily visits to our Web site increased approximately 466% from 112,800 for the month of November 1998, the month we began to offer our online cards at no cost, to 639,000 for the month of September 2000, and our number of employees increased from 52 on October 30, 1998 to 175 on September 30, 2000, with most of this growth in the areas of marketing, engineering and operations. This growth and expansion placed significant strains on our management, operational and financial resources. In October 2000, we undertook a one-third reduction in our work force and an associated management restructuring in an effort to focus our business and reduce expenses. In order to manage the growth of our business with a smaller work force, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to motivate, train and manage our work force. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage our site's growth effectively. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

WE MAY BE UNABLE TO EXPAND OUR SALES ORGANIZATIONS BECAUSE QUALIFIED PERSONNEL ARE IN SHORT SUPPLY.

       We may need to expand our advertising sales operations to increase advertisers' awareness of our service and sales of our products and services. We have expanded our sales forces and may hire additional sales personnel. Competition for highly qualified sales personnel is intense, and we may be unable to hire the type and number of sales personnel we are targeting. Hiring of highly qualified sales and advertising support personnel is very competitive in our industry due to the limited number of people available with the necessary skills and understanding of the Internet sales environment.

OUR SENIOR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES ARE CRITICAL TO OUR BUSINESS, AND THEY MAY NOT REMAIN WITH US IN THE FUTURE.

       Our success will be substantially dependent on the performance of our senior management and key creative, technical and sales personnel, many of who joined us only in the last eighteen months. The loss of the services of any of our executive officers or other key employees could harm our business. With the exception of severance and bonus agreements, we do not have employment agreements with our executive officers, senior management or other key personnel. In addition, our employees may voluntarily terminate their employment at any time and for any reason.

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

RISKS RELATED TO CONTENT, INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

CONSUMER PRIVACY CONCERNS AND CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN OR USE INFORMATION ABOUT OUR CONSUMERS.

       Privacy concerns may cause consumers to resist providing the personal data necessary to support our ability to collect information about our consumers. Our Web site currently uses "cookies" to track consumer preferences in order to tailor content to them. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a consumer's hard drive, possibly without the consumer's knowledge, but is generally removable by the consumer. We also capture demographic and psychographic information when an individual registers as a member with us, and we capture and retain data based on online cards sent and received by our consumers. We utilize this information to assist advertisers in targeting their online advertising campaigns to consumers with particular demographic characteristics. Although we currently have a policy against providing our customers' personal information to third parties, we may decide in the future to provide some or all of this information to our advertising and e-commerce partners. In the past, the Federal Trade Commission has investigated companies that have taken actions like this without permission or in violation of the companies' stated privacy policies. If we begin providing information like this without permission or in violation of our privacy policy, we may face potential liability for invasion of privacy. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our Web site products and services. In April 2000, the Children's Online Privacy Protection Act of 1998 went into effect regulating the collection and use of information with regard to children under the age of 13. As a result, the Company ceased collecting personal information from children it knows to be under 13 and altered its privacy policy to reflect compliance with that Act. In addition, other legislative or regulatory requirements may heighten these concerns if businesses must notify Internet consumers that the data may be used by marketing entities to direct product promotion and advertising to the consumer. Other countries and political entities, such as the European Union, have adopted legislation and regulatory requirements like this. The United States may adopt similar legislation or regulatory requirements. If we do not adequately address consumer privacy concerns, our business could be materially harmed.

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITE OR THE PRODUCTS AND SERVICES AVAILABLE THROUGH OUR WEB SITE.

       We provide a wide variety of content that enables consumers to send online cards and other communications, and we intend to offer services that will allow consumers to conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for the activities of their consumers is currently unsettled. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for material posted on Web sites by third parties where such materials infringe copyrights or proprietary rights of others. The protections afforded by this legislation have not been fully determined. Claims could be made against us for negligence, defamation, libel, copyright or trademark infringement, personal injury or other legal claims based on the content that we license from third parties or create internally or based on content that may be posted online by our consumers. While we generally obtain written licenses to use third-party content on our Web site, in some instances we rely only upon oral licenses. In addition, we could be exposed to liability with respect to third-party or internally created content on our Web site or with respect to the content of third-party Web sites that may be accessible through our Web site. These claims might include, among others, that by providing access to third-party content or by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through those Web sites. Furthermore, we could be exposed to liability for content and materials that may be created by consumers in our build-your-own customized online cards. Any claims like these, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business. Although we carry general liability insurance, our insurance policy does not currently cover intellectual property infringement. Obtaining adequate insurance coverage or implementing measures to reduce our exposure to this type of liability may require us to spend substantial resources. We currently do not have plans to obtain insurance that would cover intellectual property infringement.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD RESULT IN ADDITIONAL COSTS OF DOING BUSINESS ON THE INTERNET.

       We currently are not subject to meaningful direct regulation or taxation applicable to access to, or commerce on, the Internet by any government agency. It is possible that in the future a number of laws and regulations may be adopted with respect to the Internet and other digital media, covering issues such as consumer privacy, e-commerce and the pricing, characteristics and quality of products and services. By conducting business via the Internet, we may be subject to the laws of foreign jurisdictions in an unpredictable manner.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

       The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our policy is to maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2000, all of our funds were held in money market funds, U.S. government and agency securities and investment grade corporate bonds and debt securities. We did not hold derivative financial instruments as of September 30, 2000 and have never held these instruments in the past.

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

   (a)Exhibits

      EXHIBIT NO.    TITLE:
      -----------    ------
        27.1         Financial Data Schedule

   (b) Reports on Form 8-K

   None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2000.

                        EGREETINGS NETWORK, INC.

                        By:          /s/     ANDREW J. MOLEY
                            ----------------------------------------------------
                                             Andrew J. Moley
                                  Chief Executive Officer and President
                                       (Principal Executive Officer)

                        By:          /s/     SCOTT F. NEAMAND
                            ----------------------------------------------------
                                             Scott F. Neamand
                                        Chief Financial Officer and
                                      Senior Vice President, Finance
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT NO.    DESCRIPTION
   -----------    -----------
      27.1        Financial Data Schedule